Form 10-Q
period 2010-03-31
EURO SOLAR PARKS, INC.
filed 2010-05-26
CIK 1478176

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Euro Solar Parks, Inc.
(Exact name of registrant as specified in its charter)

81 Elmwood Avenue Ho-Ho-Kus, N.J. 07423 917-868-6825 (Company address)

Nevada	26-3866816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Agent For Service: Laughlin Associates, Inc. 2533 N. Carson Street Carson City, NV 89706, USA Phone: +1 (775) 883-8484 Fax: +1 (775) 883-4874 Web: www.laughlinusa.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,145,800 common shares issued and outstanding as of May 23, 2010.

PART I

ITEM 1.  FINANCIAL STATEMENTS

EURO SOLAR PARKS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2010

TABLE OF CONTENTS

PAGE

FINANCIAL STATEMENTS:

Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009 (Audited)	F-1

Statements of Operations for the Three Months Ended March 31, 2010 and 2009 and the Period from October 21, 2008 (Inception) to March 31, 2010 (Unaudited)	F-2

Statement of Stockholders’ Equity for the Period from October 21, 2008 (Inception) to March 31, 2010 (Unaudited)	F-3

Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 and the Period from October 21, 2008 (Inception) to March 31, 2010 (Unaudited)	F-4

Notes to the Financial Statements	F-5 – F-10

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009 (AUDITED)

ASSETS	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
Current Assets
Cash and cash equivalents	$25,070	$39.566
Prepaid expenses	6,733	8,333

TOTAL ASSETS	$31,803	$47,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued expenses	$4,343	$8,652
Accrued expenses – related party	15,977	15,977

TOTAL LIABILITIES	20,320	24,629

STOCKHOLDERS’ EQUITY
Common stock, 100,000,000 shares authorized, par value $0.001; 4,145,800 and 4,054,000 shares issued and outstanding, respectively	4,146	4,146
Additional paid in capital	98,587	98,587
Cumulative translation adjustment	(14)	(2)
Deficit accumulated during the development stage	(91,236)	(79,461)
TOTAL STOCKHOLDERS’ EQUITY	11,483	23,270

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,803	$47,899

The accompanying notes are an integral part of the financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
PERIOD FROM OCTOBER 21, 2008 (INCEPTION) TO MARCH 31, 2010

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Period from October 21, 2008 (Inception) to March 31, 2010

GROSS REVENUES	$0	$0	$0

OPERATING EXPENSES
Director fees	2,500	2,500	14,517
General and administrative	5,125	511	18,362
Professional fees	4,150	1,838	58,357
TOTAL OPERATING EXPENSES	11,775	4,849	91,236

OPERATING LOSS	(11,775)	(4,809)	(91,236)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(11,775)	$(4,809)	$(91,236)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,145,800	4,054,000

NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
AS OF MARCH 31, 2010

	Common Stock		Additional Paid	Cumulative Translation	Deficit Accumulated During Development
	Shares	Amount	in Capital	Adjustment	Stage	Total

Balance, October 21, 2008 (Inception)	0	$0	$0	$0	$0	$0

Common stock issued	4,054,000	4,054	93,699	-	-	97,753

Net loss for the period ended December 31, 2008	-	-	-	-	(21,359)	(21,359)

Balance, December 31, 2008	4,054,000	4,054	93,699	-	(21,359)	76,394

Common stock issued	86,800	87	4,543	-	-	4,630

Common stock issued for services	5,000	5	345	-	-	350

Net loss and translation adjustment for the year ended December 31, 2009	-	-	-	(2)	(58,102)	(58,104)

Balance, December 31, 2009	4,145,800	4,146	98,587	(2)	(79,461)	23,270

Net loss and translation adjustment for the three months ended March 31, 2010	-	-	-	(12)	(11,775)	(11,787)

Balance, March 31, 2010	4,145,800	$4,146	$98,587	$(14)	$(91,236)	$11,483

The accompanying notes are an integral part of the financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
PERIOD FROM OCTOBER 21, 2008 (INCEPTION) TO MARCH 31, 2010

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Period from October 21, 2008 (Inception) to March 31, 2010

Cash Flows from Operating Activities:
Net loss for the period	$(11,775)	$(4,849)	$(91,236)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock issued for services	0	0	350
Changes in Assets and Liabilities
(Increase) in prepaid expenses	1,600	0	(6,733)
Increase (decrease) in accounts payable	(4,309)	2,349	4,343
Increase in accrued expenses – related party	0	2,500	15,977
Net Cash Provided by (Used in) Operating Activities	(14,484)	0	(77,299)

Cash Flows from Investing Activities
Cumulative translation adjustment	(12)	0	(14)
Net Cash (Used in) Investing Activities	(12)	0	(14)

Cash Flows from Financing Activities
Issuance of common stock	0	0	4,146
Additional paid-in capital	0	0	98,237
Net Cash Provided by Financing Activities	0	0	102,383

Net Increase (Decrease) in Cash and Cash Equivalents	(14,496)	0	25,070

Cash and Cash Equivalents – Beginning	39,566	0	0

Cash and Cash Equivalents – Ending	$25,070	$0	$25,070

Supplemental Cash Flow Information:
Cash paid for interest	$0		$0
Cash paid for income taxes	$0		$0

The accompanying notes are an integral part of the financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

1.	NATURE OF BUSINESS

Euro Solar Parks, Inc. was incorporated in Nevada on October 21, 2008.  The Company’s business purpose is building and operating commercial solar power plants with a focus on the European solar energy market.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles and have been consistently applied to the preparation of the financial statements.

Basis of Accounting

The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  The Company is currently a development stage enterprise.  All losses accumulated since the inception of the business have been considered as part of its development stage activities.

Development Stage Company

The accompanying financial statements have been prepared in accordance with the accounting principles relating to development stage enterprises.  A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents

For purposes of the accompanying financial statements, the Company considers all highly liquid instruments with an initial maturity of three months or less to be cash equivalents.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred $-0- and $-0- of advertising expense during the periods ended March 31, 2010 and 2009, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, payables and accrued expenses.  The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Tax

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (ASC 740-10). SFAS No. 109 (ASC 740-10) requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

Recently Issued Accounting Guidance

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or through the quarter ended March 31, 2010.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Guidance (Continued)

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

Stock-based Compensation

As of March 31, 2010, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R (ASC 718) effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R (ASC 718).

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  There were no items of comprehensive income (loss) applicable to the Company during the period covered in these financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Share

We present basic loss per share on the face of the statement of operations.  Basic loss per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.  As of March 31, 2010, the Company had no stock options or securities convertible into any form of equity outstanding; therefore, no diluted loss per share is shown.  All shares issued as part of our initial capitalization have been treated as having been outstanding since our inception on October 21, 2008.

3.	PREPAID EXPENSES

Prepaid expenses consist of seven months of services with a shareholder of the Company from a one year contract expiring October 30, 2010.

4.         ACCRUED EXPENSES – RELATED PARTY

Accrued expenses consisted of the following:

	3/31/10	12/31/09
Accrued professional fees	$14,964	$14,964
Accrued director’s fees	-0-	-0-
Accrued expenses	1,013	1,013
	$15,977	$15,977

5.	INCOME TAXES

For the period ended March 31, 2010, the Company incurred a net loss of approximately $91,200 and therefore has no tax liability.  The cumulative loss will be carried forward and can be used through the year 2028 to offset future taxable income.  In the future, the cumulative net operating loss carry forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

SFAS No. 109 (ASC 740-10) requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

5.	INCOME TAXES (CONTINUED)

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

Refundable federal income tax	3/31/10	12/31/09
attributable to:
Current operations	$4,004	$19,755
Less: valuation allowance	(4,004)	(19,755)

Net provision for federal income taxes	$-0-	$-0-

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	3/31/10	12/31/09
Deferred tax asset attributable to:
Net operating loss carryover	$31,000	$26,900
Valuation allowance	(31,000)	(26,900)

Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $91,200 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

6.	RELATED PARTY TRANSACTION

The Company has entered into an agreement with a shareholder for his services as director and officer of the Company for a period of one year commencing on the date of the agreement, being October 30, 2009.  The agreement is for a base fee of $10,000.  Five months of the contract amount have been expensed at March 31, 2010.  The agreement also provides that the shareholder receive 5,000 shares of common stock subject to Rule 144, which were issued in May 2009 and valued at $.07 cents per share or $350.

7.	STOCKHOLDERS’ EQUITY

In 2008, the Company issued 4,054,000 shares of common stock.  These shares were recorded as stock subscription receivable at December 31, 2008, as payment for these shares was not made in 2008.  The Company received $97,753 for the stock during May 2009.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

7.	STOCKHOLDERS’ EQUITY (CONTINUED)

For the year ended December 31, 2009, the Company issued an additional 91,800 shares of common stock.  The Company received $4,635 for these shares at various dates during 2009.

There were 4,145,800 shares of common stock outstanding as of March 31, 2010.

8.	NON-CASH TRANSACTIONS

During the period ended December 31, 2008, the Company issued 4,054,000 shares of common stock for proceeds of $97,753.  As of December 31, 2008, no cash had been collected and the entire balance of $97,753 was recorded as stock subscription receivable.  During the year ended December 31, 2009, the balance of $97,753 was collected.  See Note 7.

9.	OPERATING LEASE

The Company leases office space under an operating lease from a director of the Company.  The lease began July 1, 2009 and is payable quarterly at $300 per month.  The lease ends upon notification by written notice not less than 90 days prior to the date of termination.  No security deposit was required.

10.	SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to March 31, 2010 through the date these financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any other material subsequent events to disclose in these financial statements.

11.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has sustained losses since inception.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

In view of this matter, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise capital from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management believes that its successful ability to raise capital and increases in revenues will provide the opportunity for the Company to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance our products in the marketplace by existing and potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

Introduction

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of EURO SOLAR PARKS, INC. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. As used in this Quarterly Report, the terms "we", "us", "our", “Registrant”, and “the Company” mean EURO SOLAR PARKS, INC.

EURO SOLAR PARKS, INC. was incorporated in the State of Nevada on October 21, 2008.

Operations

EURO SOLAR PARKS, INC   Euro Solar Parks will develop, build and operate commercial solar power plants with a focus on the European solar energy market. Our vision is to supply European emerging markets with healthy and affordable electrical energy resources.

Euro Solar Parks will act as a holistic general contractor, which means that the company will manage and control the entire process from development to construction up to operation and maintenance of solar power plants. Operations means, that the company will sell the electricity, produced by the wholly-owned solar power plant, to the local and/or national power networks of its target markets.

For the period ended March 31, 2010, we have not generated any revenues to cover operations.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt, if any, of private placement proceeds.  With the receipt of any of these private placement proceeds, the Company expects to see significant growth in 2010 as we increase marketing efforts, bring on additional customers and future customers become more aware of our brands. There can be no assurances we will be able to raise any additional capital.

Results of Operations for the three months ended March 31, 2010 (unaudited) and from October 21, 2008 (inception) to December 31, 2009 (audited).

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

General and administrative

The types of costs included in selling, general and administrative expenses consist predominately of professional fees, advertising and non-manufacturing administrative and overhead costs.  Distribution network costs are not included in the Company's selling, general and administrative expenses, but are included in cost of goods sold.

The Company expenses advertising costs as incurred, shown or distributed.

General and administrative expenses during the three months ended March 31, 2010 was $11,775 and from October 21, 2008 (inception) to March 31, 2010 $91,236 respectively.

Net Loss

Net loss for the three months ended March 31, 2010 was  ($11,775) an increase of $(6,966) to the net loss during the same periods in 2009 of $(4,849).  The increase in the net loss is primarily due to an increase in general administrative expenses and professional fees.

Liquidity and Capital Resources

As of March 31, 2010, we had working capital of $11,483 compared to December 31, 2009 of $23,270.

Our net loss was ($11,775) for the three months ended March 31, 2010 compared to a net loss of ($4,809) for the three months ended March 31, 2009 and ($91,236) from October 21, 2008 (inception). Net cash used in operating activities was approximately ($14,484) for the three months ended March 31, 2010 compared to approximately ($0) for the same period in 2009.  The increase in cash used in operating activities is primarily attributable amounts paid for accounting and legal services, and corporate compliance fees.

Net cash provided by financing activities during the three months ended March 31, 2010 was approximately $0.

No shares were sold and no warrants were exercised during the three months ended March 31, 2010.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2010

We have current assets at March 31 of $31,803, including cash of $25,070. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the year ended December 31, 2009 and the three months ended March 31, 2010.

Based on our research on several comparable projects, we expect a time frame of 9 to 12 months to construct and complete our first operational power plant. This time frame will include the planning and construction of the power plant and its connection to the power grid. The total time of development can vary depending on the size and location of our first solar power plant and the availability of sub-contractors and building materials.

For 2010 we estimate start-up costs of $100,000 to $150,000 to finance the start of our early operational work. This will include the set-up of our first local office infrastructure, the engagement of operational staff and the start of some pre-planning and development work for the first solar power plant project. These start-up costs do not include any costs for the acquisition of land resources or the start of any construction and building work for the first solar power plant.

The acquisition of land resources and the construction of our first solar power plant will require additional investment capital either in form of equity capital, mezzanine financing or any type of senior loans. Once the first local infrastructure has been set up, we will prepare a project-specific feasibility study; develop an appropriate financing concept and start negotiations with potential investors, such as banks, private investment funds and government agencies.

As of today, we are not able, yet, to determine in detail the amount of cash and capital requirements to finance the acquisition of land resources and the construction of our first solar power plant, since acquisition and construction cost mainly depend on the current demand and supply situation in a specific target market. Based on our initial research work and current offers from several photovoltaic system providers we calculate total construction cost that range from $1.5M to $3.0M per installed MW per plant. This equals a potential cost reduction of up to 50% and more compared to similar photovoltaic solar power plants, built in the past. Such reduction of construction cost per installed MW can be achieved through application of new photovoltaic technology that provides higher efficiency and favorable land and labor cost in our geographical target markets.

The preparation of detailed feasibility studies and appropriate financing concepts will be part of our operational work. We project the following operational timetables for the next 24 months:

#	Events / Milestones	Actions	Time
(1)	Selection of the first market to start	Assessment of the targeted geographical markets. Selection and determination of the first target market, where the company will start developing the first solar power plant.	This procedure has already started.
(2)	Determination of production volume for the defined target market	Definition of the amount and size of solar power plants to be projected in the starting target market.	This procedure has already started and is a constantly on-going process for several target markets.
(3)	Set-up of the local operations	Incorporation of the local country corporation, set-up of the office infrastructure and employment of the local staff	1 to 3 months; depending on the local circumstances
(4)	Purchase and licensing of the necessary building land resources	Research, assessment and purchase of the necessary building land resources; licensing of the building land resources for commercial / electricity production purpose.	1 to 3 months
(5)	Development and planning of the first solar power plant	General planning of the first solar power plant, including research, assessment and selection of the appropriate PV systems.	Up to 3 months – depending on the quality of engaged sub-contractors
(6)	Construction of the first solar power plant	Construction and completion of the power plant up to connection to the power grid.	Up to 9 months – depending on size and location of the power plant and the availability of sub-contractors and building materials
(7)	Assessment and start of further projects	Assessment, determination and development of further projects in the same or in different geographic target markets.	Up to 12 months in total

SHORT TERM

On a short-term basis, we have generated no revenues to cover operations.  However, we will have insufficient revenue to satisfy current and recurring liabilities as we continue to build the business. For short term needs we will be dependent on receipt, if any, of public offering or private placement proceeds.

As noted above, we believe that we do not have sufficient liquidity to satisfy our cash requirements for the next twelve months, which will require us to raise additional external funds through the sale of additional equity or debt securities.  Currently, we have no plans in place for additional capital. In any event, we expect that unless our sales increase significantly, we will need to raise additional funds in over the next 12 months to finance the costs of establishing the corporate infrastructure and related expenses, as well as sales and marketing expenses to support our introduction of our brands. The sale of additional equity securities will result in additional dilution to our shareholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

We do not believe our business and operations have been materially affected by inflation.

Critical Accounting Policies and Estimates

Our critical accounting policies are as follows:

Derivative Instruments

The Company’s note payable contains terms with constitute a derivative liability under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 and require bifurcation from the host instrument.  As required by FASB ASC 815, these instruments are required to be measured at fair value in its financial statements.  Changes in the fair value of the derivative liabilities from period to period are charged to derivative income (expense) as incurred.

Recently Issued Accounting Standards

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the year ended December 31, 2009.  There was no impact to the consolidated financial results as this change is disclosure-only in nature. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or through the quarter ended March 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information under this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or material pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  REMOVED AND RESERVED.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification and Principal Financial Officer Certification

32	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Euro Solar Parks, Inc.
(Registrant)

By: /s/ Dimitrios Argyros
Dimitrios Argyros
Chairman and CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dimitrios Argyros	Chairman, President, CEO and CFO, Principal Executive Officer and Principal Accounting Officer	May 24, 2010