Form 10-Q
period 2010-06-30
EURO SOLAR PARKS, INC.
filed 2010-08-06
CIK 1478176

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,145,800 common shares issued and outstanding as of August 1, 2010.

PART I

ITEM 1.  FINANCIAL STATEMENTS

EURO SOLAR PARKS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2010

EURO SOLAR PARKS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2010

TABLE OF CONTENTS

PAGE

FINANCIAL STATEMENTS:

Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009 (Audited)	F-1

Statements of Operations for the Three Months and Six Months Ended June 30, 2010 and 2009 and the Period from October 21, 2008 (Inception) to June 30, 2010 (Unaudited)	F-2

Statement of Stockholders’ Equity (Deficit) for the Period from October 21, 2008 (Inception) to June 30, 2010 (Unaudited)	F-3

Statements of Cash Flows for the Six Months Ended March 31, 2010 and 2009 and the Period from October 21, 2008 (Inception) to June 30, 2010 (Unaudited)	F-4

Notes to the Financial Statements	F-5 – F-10

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009 (AUDITED)

ASSETS	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Current Assets
Cash and cash equivalents	$12,601	$39.566
Prepaid expenses	3,333	8,333

TOTAL ASSETS	$15,934	$47,899

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accrued expenses	$5,571	$8,652
Accrued expenses – related party	15,977	15,977

Total Current Liabilities	21,548	24,629

Long-term Liabilities
Note payable - shareholder	40,000	0

TOTAL LIABILITIES	61,548	24,629

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, par value $0.001; 4,145,800 shares issued and outstanding	4,146	4,146
Additional paid in capital	98,587	98,587
Cumulative translation adjustment	17	(2)
Deficit accumulated during the development stage	(148,364)	(79,461)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(45,614)	23,270

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,934	$47,899

The accompanying notes are an integral part of the financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
PERIOD FROM OCTOBER 21, 2008 (INCEPTION) TO JUNE 30, 2010

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Period from October 21, 2008 (Inception) to June 30, 2010

GROSS REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Director fees	2,500	2,500	5,000	5,000	17,017
General and administrative	11,328	4,833	16,453	5,344	29,690
Professional fees	43,300	16,718	47,450	18,556	101,657
TOTAL OPERATING EXPENSES	57,128	24,051	68.903	28,900	148,364

OPERATING LOSS	(57,128)	(24,051)	(68,903)	(28,900)	(148,364)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(57,128)	$(24,051)	$(68,903)	$(28,900)	$(148,364)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,145,800	4,099,604	4,145,800	4,076,928

NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.01)

The accompanying notes are an integral part of the financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
AS OF JUNE 30, 2010

	Common Stock		Additional Paid	Cumulative Translation	Deficit Accumulated During Development
	Shares	Amount	in Capital	Adjustment	Stage	Total

Balance, October 21, 2008 (Inception)	0	$0	$0	$0	$0	$0

Common stock issued	4,054,000	4,054	93,699	-	-	97,753

Net loss for the period ended December 31, 2008	-	-	-	-	(21,359)	(21,359)

Balance, December 31, 2008	4,054,000	4,054	93,699	-	(21,359)	76,394

Common stock issued	86,800	87	4,543	-	-	4,630

Common stock issued for services	5,000	5	345	-	-	350

Net loss and translation adjustment for the year ended December 31, 2009	-	-	-	(2)	(58,102)	(58,104)

Balance, December 31, 2009	4,145,800	4,146	98,587	(2)	(79,461)	23,270

Net loss and translation adjustment for the six months ended June 30, 2010	-	-	-	19	(68,903)	(68,884)

Balance, June 30, 2010	4,145,800	$4,146	$98,587	$17	$(148,364)	$(45,614)

The accompanying notes are an integral part of the financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
PERIOD FROM OCTOBER 21, 2008 (INCEPTION) TO JUNE 30, 2010

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Period from October 21, 2008 (Inception) to June 30, 2010

Cash Flows from Operating Activities:
Net loss for the period	$(68,903)	$(28,900)	$(148,364)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock issued for services	0	0	350
Changes in Assets and Liabilities
(Increase) in prepaid expenses	5,000	(3,333)	(3,333)
Increase (decrease) in accounts payable	(3,081)	31,731	5,571
Increase in accrued expenses – related party	0	(14,859)	15,977
Net Cash Used in Operating Activities	(66,984)	(15,361)	(129,799)

Cash Flows from Investing Activities
Cumulative translation adjustment	19	0	17
Net Cash Used in Investing Activities	19	0	17

Cash Flows from Financing Activities
Proceeds from notes payable-stockholder	40,000	0	40,000
Stock subscription receivable	0	30,000	0
Issuance of common stock	0	0	4,146
Additional paid-in capital	0	0	98,237
Net Cash Provided by Financing Activities	40,000	30,000	142,383

Net Increase (Decrease) in Cash and Cash Equivalents	(26,965)	14,639	12,601

Cash and Cash Equivalents – Beginning	39,566	0	0

Cash and Cash Equivalents – Ending	$12,601	$14,639	$12,601

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

The accompanying notes are an integral part of the financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

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

Cash and Cash Equivalents

For purposes of the accompanying financial statements, the Company considers all highly liquid instruments with an initial maturity of six months or less to be cash equivalents.

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
AS OF JUNE 30, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred $-0- and $3,000 of advertising expense during the periods ended June 30, 2010 and 2009, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, payables and accrued expenses.  The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Tax

The Company provides for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (ASC 740-10). SFAS No. 109 (ASC 740-10) requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

Stock-based Compensation

As of June 30, 2010, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R (ASC 718) effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R (ASC 718).

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Loss)

The Company adopted SFAS No. 130, “Reporting Comprehensive Income” (ASC 220-10), which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  There were no items of comprehensive income (loss) applicable to the Company during the period covered in these financial statements.

Net Loss Per Share

We present basic loss per share on the face of the statement of operations.  Basic loss per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.  As of June 30, 2010, the Company had no stock options or securities convertible into any form of equity outstanding; therefore, no diluted loss per share is shown.  All shares issued as part of our initial capitalization have been treated as having been outstanding since our inception on October 21, 2008.

3.	PREPAID EXPENSES

Prepaid expenses consist of four months of services with a shareholder of the Company from a one year contract expiring October 30, 2010.

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	6/30/10	12/31/09
Accrued professional fees	$14,964	$14,964
Accrued director’s fees	-0-	-0-
Accrued expenses	1,013	1,013
	$15,977	$15,977

5.	NOTE PAYABLE - SHAREHOLDER

The Company has a note payable in the amount of $40,000 to a shareholder.  As of June 30, 2010, no terms for repayment or interest rate have been established.  The note is not expected to be repaid in the next 12 months.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

6.	INCOME TAXES

For the period ended June 30, 2010, the Company incurred a net loss of approximately $148,300 and therefore has no tax liability.  The cumulative loss will be carried forward and can be used through the year 2028 to offset future taxable income.  In the future, the cumulative net operating loss carry forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

Refundable federal income tax	6/30/10	12/31/09
attributable to:
Current operations	$23,427	$19,755
Less: valuation allowance	(23,427)	(19,755)

Net provision for federal income taxes	$-0-	$-0-

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	6/30/10	12/31/09
Deferred tax asset attributable to:
Net operating loss carryover	$50,400	$26,900
Valuation allowance	(50,400)	(26,900)

Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $148,300 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

7.	RELATED PARTY TRANSACTION

The Company has entered into an agreement with a shareholder for his services as director and officer of the Company for a period of one year commencing on the date of the agreement, being October 30, 2009.  The agreement is for a base fee of $10,000.  Eight months of the contract amount have been expensed at June 30, 2010.  The agreement also provides that the shareholder receive 5,000 shares of common stock subject to Rule 144, which were issued in May 2009 and valued at $.07 cents per share or $350.

8.	STOCKHOLDERS’ EQUITY (DEFICIT)

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

There were 4,145,800 shares of common stock outstanding as of June 30, 2010.

9.	NON-CASH TRANSACTIONS

During the period ended December 31, 2008, the Company issued 4,054,000 shares of common stock for proceeds of $97,753.  As of December 31, 2008, no cash had been collected and the entire balance of $97,753 was recorded as stock subscription receivable.  During the year ended December 31, 2009, the balance of $97,753 was collected.  See Note 7.

10.	OPERATING LEASE

The Company leases office space under an operating lease from a director of the Company.  The lease began July 1, 2009 and is payable quarterly at $300 per month.  The lease ends upon notification by written notice not less than 90 days prior to the date of termination.  No security deposit was required.

11.	SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to June 30, 2010 through August 2, 2010 and has determined that it does not have any other material subsequent events to disclose in these financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

12.	GOING CONCERN

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

For the period ended June 30, 2010, we have not generated any revenues to cover operations.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt, if any, of private placement proceeds.  With the receipt of any of these private placement proceeds, the Company expects to see significant growth in 2010 as we increase marketing efforts, bring on additional customers and future customers become more aware of our brands. There can be no assurances we will be able to raise any additional capital.

Results of Operations for the three and six months ended June 30, 2010  and from October 21, 2008 (inception) to June 30, 2010.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating  expenses during the three and six months ended June 30, 2010 totaled $57,128 and  $68,903 as compared to operating expenses totaling $24,051 and $28,900 for the three and six months ended June 30, 2009.  The increase in 2010 as compared to 2009 resulted primarily from professional fees incurred related to our public company filing obligations.  Operating expenses from October 21, 2008 (inception) to June 30, 2010 were $148,364 respectively.

Net Loss

Net losses for the three and six months ended June 30, 2010 was $57,128 and $68,903, respectively, an increase of $33,077 and $40,003 to the net losses incurred during the same periods in 2009 of $(24,051) and $28,900.  The increase in the net loss is primarily due to an increase in general and administrative expenses and professional fees.

Liquidity and Capital Resources

As of June 30, 2010, we had a working capital deficit of $5,614 compared to working capital at December 31, 2009 of $23,270.  The decrease in working capital was caused primarily by our loss of $68,903 offset by proceeds from a note payable of $40,000.

Net cash used in operating activities was ($66,984) for the six months ended June 30, 2010 compared to  ($15,361) for the same period in 2009.  The increase in cash used in operating activities is primarily attributable amounts paid for accounting and legal services, and corporate compliance fees.

Net cash provided by financing activities during the three months ended June 30, 2010 was  $40,000.

No shares were sold and no warrants were exercised during the three months ended June 30, 2010.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

We have current assets at June 30, 2010 of $15,934, including cash of $12,601. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the year ended December 31, 2009 and the three months and six months ended June 30, 2010.

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

Signature	Title	Date

/s/ Dimitrios Argyros	Chairman, President, CEO and CFO, Principal Executive Officer and Principal Accounting Officer	August 3, 2010