Form 10-Q
period 2010-09-30
EURO SOLAR PARKS, INC.
filed 2010-11-15
CIK 1478176

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 62,187,000 common shares issued and outstanding as of September 30, 2010.

PART I

ITEM 1.  FINANCIAL STATEMENTS

EURO SOLAR PARKS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

EURO SOLAR PARKS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

TABLE OF CONTENTS

PAGE

FINANCIAL STATEMENTS:

Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	F-1

Statements of Operations for the Three Months and Nine Months Ended September 30, 2010 and 2009 and the Period from October 21, 2008 (Inception) to September 30, 2010 (Unaudited)	F-2

Statement of Stockholders’ Equity (Deficit) for the Period from October 21, 2008 (Inception) to September 30, 2010 (Unaudited)	F-3

Statements of Cash Flows for the Nine Months Ended March 31, 2010 and 2009 and the Period from October 21, 2008 (Inception) to September 30, 2010 (Unaudited)	F-4

Notes to the Financial Statements	F-5 – F-9

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS	September 30, 2010 (Unaudited)	December 31, 2009
Current Assets
Cash and cash equivalents	$18,343	$39.566
Prepaid expenses	1,733	8,333

TOTAL ASSETS	$20,076	$47,899

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accrued expenses	$9,799	$8,652
Accrued expenses – related party	15,977	15,977
Total Current Liabilities	25,776	24,629

Long-term Liabilities
Note payable - shareholder	60,000	0

TOTAL LIABILITIES	85,766	24,629

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, par value $0.001; 62,187,000 and shares issued and outstanding (4,145,800 – 2009)	62,187	4,146
Additional paid in capital	40,546	98,587
Cumulative translation adjustment	17	(2)
Deficit accumulated during the development stage	(168,450)	(79,461)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(65,700)	23,270

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$20,076	$47,899

The accompanying notes are an integral part of the financial statements

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
PERIOD FROM OCTOBER 21, 2008 (INCEPTION) TO SEPTEMBER 30, 2010

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Period from October 21, 2008 (Inception) to September 30, 2010

GROSS REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Director fees	2,500	2,500	7,500	7,500	19,517
General and administrative	2,369	4,607	8,329	9,951	20,501
Professional fees	15,217	1,500	73,160	20,056	128,432
TOTAL OPERATING EXPENSES	20,086	8,607	88,989	37,507	168,450

OPERATING LOSS	(20,086)	(8,607)	(88,989)	(37,507)	(168,450)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(20,086)	$(8,607)	$(88,989)	$(37,507)	$(168,450)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	62,187,000	61,485,993	62,187,000	61,485,993

NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
AS OF SEPTEMBER 30, 2010

	Common Stock		Additional Paid	Cumulative Translation	Deficit Accumulated During Development
	Shares	Amount	in Capital	Adjustment	Stage	Total

Balance, October 21, 2008 (Inception)	0	$0	$0	$0	$0	$0

Common stock issued	60,810,000	4,054	93,699	-	-	97,753

Net loss for the period ended December 31, 2008	-	-	-	-	(21,359)	(21,359)

Balance, December 31, 2008	60,810,000	4,054	93,699	-	(21,359)	76,394

Common stock issued	1,302,000	87	4,543	-	-	4,630

Common stock issued for services	75,000	5	345	-	-	350

Net loss and translation adjustment for the year ended December 31, 2009	-	-	-	(2)	(58,102)	(58,104)

Balance, December 31, 2009	62,187,000	4,146	98,587	(2)	(79,461)	23,270

Common stock 15 to 1 split	-	58,041	(58,041)	-	-	0

Net loss and translation adjustment for the six months ended September 30, 2010	-	-	-	19	(88,989)	(88,989)

Balance, September 30, 2010	62,187,000	$62,187	$40,546	$17	$(168,450)	$(65,700)

The accompanying notes are an integral part of the financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
PERIOD FROM OCTOBER 21, 2008 (INCEPTION) TO SEPTEMBER 30, 2010

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Period from October 21, 2008 (Inception) to September 30, 2010

Cash Flows from Operating Activities:
Net loss for the period	$(88,989)	$(37,507)	$(168,450)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock issued for services	0	0	350
Changes in Assets and Liabilities
(Increase) in prepaid expenses	6,600	(1,733)	(1,733)
Increase (decrease) in accrued expenses	1,147	(3,212)	9,799
Increase in accrued expenses – related party	0	1,118	15,977
Net Cash Used in Operating Activities	(81,242)	(41,334)	(144,057)

Cash Flows from Investing Activities
Cumulative translation adjustment	19	0	17
Net Cash Used in Investing Activities	19	0	17

Cash Flows from Financing Activities
Proceeds from notes payable-stockholder	60,000	0	60,000
Stock subscription receivable	0	93,218	0
Issuance of common stock	0	4,635	102,383
Net Cash Provided by Financing Activities	60,000	97,853	162,383

Net Increase (Decrease) in Cash and Cash Equivalents	(21,223)	56,519	18,343

Cash and Cash Equivalents – Beginning	39,566	0	0

Cash and Cash Equivalents – Ending	$18,343	$56,519	$18,343

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

The accompanying notes are an integral part of the financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

NOTE 1 – NATURE OF BUSINESS

Euro Solar Parks, Inc. was incorporated in Nevada on October 21, 2008.  The Company’s business purpose is building and operating commercial solar power plants with a focus on the European solar energy market.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation
The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended December 31, 2009. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

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

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred $-0- and $3,000 of advertising expense during the periods ended September 30, 2010 and 2009, respectively.

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

Stock-based Compensation
As of September 30, 2010, the Company has not issued any share-based payments to its employees.

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

Net Loss Per Share
We present basic loss per share on the face of the statement of operations.  Basic loss per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.  As of September 30, 2010, the Company had no stock options or securities convertible into any form of equity outstanding; therefore, no diluted loss per share is shown.  All shares issued as part of our initial capitalization have been treated as having been outstanding since our inception on October 21, 2008.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consist of one month of services with a shareholder of the Company from a one year contract expiring October 30, 2010.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2010	December 31, 2009
Accrued professional fees	$14,964	$14,964
Accrued director’s fees	-0-	-0-
Accrued expenses	1,013	1,013
Total Accrued expenses	$15,977	$15,977

NOTE 5 – NOTE PAYABLE - SHAREHOLDER

The Company has two notes payable in the amount of $60,000 to a shareholder.  As of September 30, 2010, no terms for repayment or interest rate have been established.  The note is not expected to be repaid in the next 12 months.

NOTE 6 – INCOME TAXES

For the period ended September 30, 2010, the Company incurred a net loss of approximately $168,450 and therefore has no tax liability.  The cumulative loss will be carried forward and can be used through the year 2028 to offset future taxable income.  In the future, the cumulative net operating loss carry forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	September 30, 2010	September 30, 2009
Federal income tax attributable to:
Current operations	$30,256	$12,752
Less: valuation allowance	(30,256)	(12,752)
Net provision for federal income taxes	$-0-	$-0-

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

NOTE 6 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	September 30, 2010	December 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$57,200	$26,900
Valuation allowance	(57,200)	(26,900)
Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $148,300 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – RELATED PARTY TRANSACTION

The Company has entered into an agreement with a shareholder for his services as director and officer of the Company for a period of one year commencing on the date of the agreement, being October 30, 2009.  The agreement is for a base fee of $10,000.  Eleven months of the contract amount have been expensed at September 30, 2010.  The agreement also provides that the shareholder receive 75,000 shares of common stock subject to Rule 144, which were issued in May 2009 and valued at $.07 cents per share or $350.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

In 2008, the Company issued 60,810,000 shares of common stock.  These shares were recorded as stock subscription receivable at December 31, 2008, as payment for these shares was not made in 2008.  The Company received $97,753 for the stock during May 2009.

For the year ended December 31, 2009, the Company issued an additional 1,377,000 shares of common stock.  The Company received $4,635 for these shares at various dates during 2009.

The Company’s board of directors authorized a fifteen-for-one stock split on August 26, 2010 to take effect on August 27, 2010.  Each shareholder of record on August 26, 2010 received 14 additional shares of common stock for each share held on that date.  Additional funds were shifted from the Additional Paid-in-Capital account to the Common stock account to equal the amount of additional par value represented by the additional shares issued under the stock split.  All share information presented in these financial statements and accompanying footnotes have been retroactively adjusted to reflect the increased number of shares resulting from this action.

There were 62,187,000 shares of common stock outstanding as of September 30, 2010.  All amounts have been adjusted for the stock split in August 2010.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

NOTE 9 – NON-CASH TRANSACTIONS

During the period ended December 31, 2008, the Company issued 60,810,000 shares of common stock for proceeds of $97,753.  As of December 31, 2008, no cash had been collected and the entire balance of $97,753 was recorded as stock subscription receivable.  During the year ended December 31, 2009, the balance of $97,753 was collected.

NOTE 10 – OPERATING LEASE

The Company leases office space under an operating lease from a director of the Company.  The lease began July 1, 2009 and is payable quarterly at $300 per month.  The lease ends upon notification by written notice not less than 90 days prior to the date of termination.  No security deposit was required.

NOTE 11 – SUBSEQUENT EVENTS

During the fourth quarter, the Company will be acquiring a 100% interest in a Bulgarian-based LLC.  The LLC currently owns two pieces of land to be eventually used for construction of the Company’s first solar power parks.

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to September 30, 2010 through October 25, 2010 and has determined that it does not have any other material subsequent events to disclose in these financial statements.

NOTE 12 – GOING CONCERN

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

For the period ended September 30, 2010, we have not generated any revenues to cover operations.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt, if any, of private placement proceeds.  With the receipt of any of these private placement proceeds, the Company expects to see significant growth in 2010 as we increase marketing efforts, bring on additional customers and future customers become more aware of our brands. There can be no assurances we will be able to raise any additional capital.

Results of Operations for the three and nine months ended September 30, 2010 and from October 21, 2008 (inception) to September 30, 2010.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three and nine months ended September 30, 2010 totaled $20,086 and $88,989 as compared to operating expenses totaling $8,607 and $37,507 for the three and nine months ended September 30, 2009.  The increase in 2010 as compared to 2009 resulted primarily from professional fees incurred related to our public company filing obligations.  Operating expenses from October 21, 2008 (inception) to September 30, 2010 were $168,450.

Net Loss

Net losses for the three and nine months ended September 30, 2010 was $20,086 and $88,989, respectively, an increase of $11,479 and $51,482 to the net losses incurred during the same periods in 2009 of $8,607 and $37,507.  The increase in the net loss is primarily due to an increase in general and administrative expenses and professional fees.

Liquidity and Capital Resources

As of September 30, 2010, we had a working capital deficit of $5,700 compared to working capital at December 31, 2009 of $23,270.

Net cash used in operating activities was ($81,242) for the nine months ended September 30, 2010 compared to ($41,334) for the same period in 2009.  The increase in cash used in operating activities is primarily attributable amounts paid for accounting and legal services, and corporate compliance fees.

Net cash provided by financing activities during the three months ended September 30, 2010 was $60,000.

No shares were sold and no warrants were exercised during the three months ended September 30, 2010.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

We have current assets at September 30, 2010 of $20,076, including cash of $18,343. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the year ended December 31, 2009 and the three months and nine months ended September 30, 2010.

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

Signature	Title	Date

/s/ Dimitrios Argyros	Chairman, President, CEO and CFO, Principal Executive Officer and Principal Accounting Officer	November 11, 2010