Form 10-K
period 2010-12-31
EURO SOLAR PARKS, INC.
filed 2011-04-13
CIK 1478176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-163600

Euro Solar Parks, Inc.

Nevada	3433	26-3866816
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

81 Elmwood Avenue Ho-Ho-Kus, N.J. 07423 917-868-6825
(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
None
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [X]   No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes [   ]   No [X]

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of June 30, 2010) was approximately $1,239,800 (based on 62,187,000 shares of common stock outstanding on such date). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2010 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $0.001 par value, was 62,187,000 shares as of March 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2010, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

EURO SOLAR PARKS, INC.

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the information incorporated by reference includes ‘‘forward-looking statements’’ within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business. Words such as ‘‘anticipates,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘seeks,’’ ‘‘estimates,’’ or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, matters listed in Item 1A under ‘‘Risk Factors.’’

PART I

Item 1. Business

Euro Solar Parks, Inc. intends to develop, build and operate commercial solar power plants with a focus on the European solar energy market. Our vision is to supply European emerging markets with healthy and affordable electrical energy resources.

Euro Solar Parks acts as a holistic general contractor, which means that the company will manage and control the entire process from development to construction up to operation and maintenance of solar power plants.

Operations mean that the company will sell the electricity, produced by the wholly-owned solar power plant, to the local and/or national power networks of its target markets.

GENERAL INFORMATION ABOUT OUR COMPANY

Euro Solar Parks, Inc was incorporated on October 21, 2008 in Nevada and has its headquarters office in Ho-Ho-Kus, New Jersey.

The Company acts as a holding company which owns 100% of the equity of local operating companies as subsidiaries’ they either acquire or develop. The day-to-day operations of these subsidiaries will be managed in those countries where the group intends to have its solar power plants.

Euro Solar Parks, Inc. typically controls the local operating companies (country subsidiaries). This means the company takes care for the financial controlling and reporting of the entire group, monitors the day-to-day operations of the local subsidiaries and is responsible for investor and public relations and fund raising.

At the current development stage, Euro Solar Parks, Inc. coordinates the evaluation and assessment procedures for the development of such solar power plants. This includes the research for and assessment of appropriate building land resources; the monitoring of the necessary governmental licensing procedures; the evaluation of appropriate engineers, hardware (PV systems) and software.

The company has commenced with the first operational work during the fourth quarter of 2010 by acquiring first land resources through the acquisition of 100% of the membership interest of the Bulgarian Consulting and Development Firm FOREIGN SUPPORT AND CONSULTING LLC (FSC), an advisory firm specializing in the support of foreign companies seeking assistance to enter the Bulgarian energy market. FSC initially acquired the land resources in October 2010 with the purpose to commercially develop the property by transforming the land resources into industrial status.

For the second quarter of 2011, it is planned to proceed with the operational work by the set-up of the local office infrastructure and engagement of operational staff. Furthermore, the company will drive the development of its first solar power plant project through continuing the process of acquiring additional land resources and immediate start of the detailed planning work for a first solar power plant with an approximate power output up to 3 megawatt peak (MWp). Parallel to the ongoing development work, the company will enter into negotiations with banks, institutional investors and government investment funds to ensure a proper project financing, which is fundamental precondition to start with the plant construction work.

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

For 2010 we had start-up costs of approximately $110,000, mainly for business administration and general management, and furthermore for the set-up of our first local office infrastructure and the start of some pre-planning and development work for the first solar power plant project. For 2011 we estimate additional start-up costs of up to $300,000 for the further development of our local operations, the engagement of some operational staff and the development of our land resources into commercial land, which requires the preparation of the necessary documentation, such as detailed structural plan, and signing a contract with the regional Electricity Distribution Company. These start-up costs do not include any costs for the start of any construction and building work for the first solar power plant.

The acquisition of additional land resources and the construction of our first solar power plant will require additional investment capital either in form of equity capital, mezzanine financing or any type of senior loans. Once the first local infrastructure has been set up, we will prepare a project-specific feasibility study; develop an appropriate financing concept and start negotiations with potential investors, such as banks, private investment funds and government agencies.

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

INDUSTRY BACKGROUND

Currently, the production and sale of renewable energy is actively supported by the European Union and its member countries through various means such as subsidies, investment programs, tax incentives and guaranteed feed-in tariffs (aka input charges).

Feed-in tariffs are based on the obligation of the European countries to purchase renewable energy at a price level that allows competing against traditional electricity suppliers.

Within the European Union, feed-in tariffs range from about EUR 0.20 to EUR 0.55 per kWh. There is no common flat unit price throughout the entire European Union but different input charges for each single member country, based on the individual Renewable Energy Act of each European Union member country.

Feed-in tariffs (or input charges) depend on a selection of different parameters:

	Geographical market (each country defines its own feed-in tariff structure)

	Specific size of a solar power plant (indicated by megawatt output (MW) and kilowatt peak)

	Specifically average output volume (indicated by kilowatt per hour)

	Type of solar power plant and interconnection to other power plants

Other factors that have a significant influence on feed-in tariffs and, therefore, on the company’s revenue, cash flows and profits are:

	Duration of state-guaranteed feed-in tariffs (defined by each country; the range goes from 20 to 30 years)

	Rate of price degression (usually state-guaranteed feed-in tariffs decrease over the a certain time period by a certain percentage; such degression degree can range between 3% and 6% per year)

	Inflation (some European countries fix the annual feed-in tariff with the national inflation rate)

PRINCIPAL SERVICES AND THEIR MARKETS

Euro Solar Parks is active in the Energy Sector; especially in the field of renewable energy with focus on solar energy. The Company intends to plan, develop, construct, operate and maintain solar power plants. The final product that the Company will sell, and that will generate income and cash flow, is electricity produced through solar energy.

ESP will act as a holistic general contractor, which means the Company will manage and control the entire process from development to construction up to operation and maintenance of solar power plants. This will include the following services:

	Planning & development of complete turn-key solar power plants

	Research, assessment & acquisition of the necessary land resources

	Evaluation, assessment & purchase of appropriate PV systems

	Management & super vision of the entire plant construction work

	Day-to-day electricity production and feed-in into local / national power grids

	Management & maintenance of the solar power plant installation

	Relationship to the local authorities and electricity supplier

The Company focuses on emerging markets in Eastern Europe and South America that guarantee, for a period of at least 25 years, growing demand for renewable energy, attractive input charges and low maintenance cost.

Geographic markets of major interest are: Rumania, Ukraine, and Bulgaria as well as Turkey and Greece and several local markets in South-America.

As of 2010, the Eastern European countries do not show a significant solar power plant industry, yet, since most of the European financial support programs for renewable energy were focused on European Western countries, such as Germany, Spain and Portugal, in the past.

As a consequence of the ongoing extension and development of the European Union, this trend has changed during the last twenty-four months. Eastern European countries can now benefit from direct and indirect support from the European Union in form of significant subsidies for projects in the field of renewable energy, which opens attractive chances to successfully participate in the local market for energy supply.

DISTRIBUTION METHODS

Euro Solar Parks intends to develop solar power plants for nation-wide general power networks. Target clients are national utility corporations, owned either by a government body or group of private shareholders who will purchase electricity directly from the company’s local solar power plants. Euro Solar Parks will not develop and/or build insular plants, which are only used for supplying buildings and smaller private communities and that are not connected to the nation-wide network. Therefore, Euro Solar Parks, Inc. will only handle B2B (business to business) customers but not retail customers.

To successfully enter the targeted markets, excellent relationships to senior decision makers of governmental bodies and/or private utility companies are crucial key success factors.

Actually, Euro Solar Parks is developing an external network of seasoned experts acting as representatives and lobbyist who are in charge of providing access to the relevant decision makers of governmental bodies and private utility companies. The direct access to senior decision makers is essential to shorten time frame of national application and licensing procedures and to accelerate the development and set-up of operations.

Representatives and other necessary local experts / advisors will be engaged and retained on the basis of temporary consulting agreements; consulting fees will be split into basis retainers and success fees.

STATUS OF ANY PUBLICLY ANNOUNCED SERVICES

None at this time

COMPETITION

Efforts of electric utility companies lobbying to protect their revenue streams

Euro Solar Parks is and will be a new player in the market for energy supply in general and renewable energy products in particular. The company’s competitive business conditions will depend on the various geographical target markets and the specific development stage of their local solar energy industry.

Euro Solar Parks expects significant competition from traditional electric utility companies as well as from other newly established alternative energy suppliers, both aiming to enter the market for renewable energy products. Most of these competitors are more established, have more market experience, benefit from greater market recognition and have substantially greater financial, development, producing and marketing resources than Euro Solar Parks. Strong and well-established competitors could lobby for a change in the relevant legislation in their markets to protect their current revenue streams. Any adverse changes to the regulations and policies of the solar energy industry could harm the company’s business model and render the planned business strategy obsolete.

In addition, electricity generated by PV-power plant systems mostly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as flat rate pricing, would require PV systems to achieve lower prices in order to compete with the price of electricity. Therefore Euro Solar Parks not only competes against well-established energy utility companies but also with the technology as well as pricing and cost structure of other solar energy suppliers.

In order to successfully compete, the company will focus on a precisely defined business strategy that concentrates on the following strategic key factors:

- Lean company structure to avoid excessive administration and management cost;
- Strong investment discipline in the areas of acquisition of land resources and purchase of PV systems;
- Selective cooperation with locally leading legal advisors and engineering firms;
- Implementation of PV systems that provide “state-of-the-art” technology at favorable prices;
- Continuing cost and performance controlling to ensure profitable operations.

In comparison to traditional energy utility companies within the targeted geographical markets, we believe that we will have a unique combination of competitive strengths including fast decision process, flexible company structure and access to cost efficient PV technology.

Nevertheless, the market for renewable energy is at a relatively early stage of development and the extent to which the market for solar energy will be widely adopted is uncertain. If our company or our products are not accepted by the market, our business plans, prospects, results of operations and financial condition will suffer. Moreover, demand for solar energy in our targeted emerging markets, such as Ukraine, Hungary, Romania, Bulgaria, Turkey and Greek as well as miscellaneous South-American countries, may not develop or may develop to a lesser extent than we anticipates. Our ability to sell our energy products at a reasonable price per watt may be affected by a number of factors, many of which are beyond our control, including but not limited to:

•           Our failure to produce solar energy-based electricity that competes favorably against other energy products on the basis of cost, quality and performance;
•           Competition from conventional energy sources and alternative distributed generation technologies, such as wind and water energy;
•           Our failure to develop and maintain successful relationships with governmental bodies, local decision makers, systems integrators and other engineers, as well as strategic partners.

If our proposed energy products fail to gain sufficient market acceptance, our business plans, prospects, results of operations and financial condition will suffer.

SOURCES OF AND AVAILABILITY OF SERVICES AND MATERIALS

Dependence on important third-party suppliers

Euro Solar Parks will depend on a limited number of third-party suppliers that will be responsible for engineering services and the supply of photovoltaic systems (aka PV systems).

A critical topic is the evaluation, selection and acquisition of the necessary photovoltaic system (PV system). PV systems have to meet geographical and meteorological preconditions of a specific geographical target market. The selection of a PV system supplier that meets exactly the requirements of such specific geographical target market is essential for the ability of a solar power plant to produce efficient and profitable.

From this point of view, Euro Solar Parks, Inc. mainly depends on the knowledge and expertise of potential suppliers of PV systems. Any disruption from such service and material suppliers could prevent the company from building solar power plants and producing and selling cost-effective electricity. Euro Solar Parks will use knowledge, materials and components procured from a limited number of external experts and third-party suppliers. We currently work together with a small amount of experts in the field of development and construction of solar power plants. The company does not currently have in place any supply contracts. If the company fails to maintain its relationships with these experts and suppliers, or fail to secure additional supply sources from other service and product suppliers, the company may be unable to develop solar power plants and to produce electricity from solar energy or the electricity delivered may be available only at a higher cost or after a long delay. Any of these factors could prevent Euro Solar Parks from delivering its products to customers within required timeframes, resulting in potential order cancellations and lost revenue.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We currently do not have any customers or signed any sales contracts with our potential customers.

As a nature of the energy sector, energy suppliers for mass consumption need to deal with a small amount of large-scale distributors who buy electricity from these suppliers. Since Euro Solar Parks will not develop and/or build insular plants, which are only used for supplying buildings and smaller private communities and that are not connected to the nation-wide network, target clients of Euro Solar Parks are national utility corporations, owned either by a government body or private shareholders. Therefore, the amount of different potential customers is heavily limited.

European large-scale distributors that buy electricity from independent suppliers of renewable energy, such as solar energy, usually have to enter into long-term agreements that guarantee fixed feed-in tariffs for a minimum period of 20 years. Such feed-in tariffs are based on the obligation of the European countries to purchase renewable energy at a price level that allows competing against traditional electricity suppliers. Terms and conditions of feed-in agreements are based on and regulated through the individual Renewable Energy Act of each European Union member country, but are also part of individual negotiations with potential end-customers. Individual feed-in agreements may include special clauses that allow customers to adjust feed-in tariffs to national degression rates and/or inflation rates.

The change of feed-in tariffs or loss of one of these larger customers or their default in payment could significantly reduce the company’s revenues and harm the operating results. The company’s customer relationships still have to be developed over the next months and years. Therefore, Euro Solar Parks cannot guarantee that the company will continue to receive significant revenues from these customers over the long term.

PATENTS AND TRADEMARKS

The Company currently has no registered patents or trademarks.

It is not planned that the company will acquire any registered patents or trademarks in the near future, since the planned business activity of Euro Solar Parks, Inc. does not depend directly on any kind of patents, copyrights or trademarks.

Patents and trademarks are usually held by manufacturing companies of photovoltaic (PV) cells and modules, and/or held by suppliers of entire PV systems. The purchase and implementation of a certain PV system technology usually includes the right to use the technology behind the implemented PV system.

GOVERNMENT AND INDUSTRY REGULATION

Regulations and policies and changes to these regulations and policies

The market for electricity generating power plants is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities.

These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In a number of countries, these regulations and policies have been modified in the past and may be modified again in the future. In addition, electricity generated by photovoltaic systems (aka PV systems), whereas electric current is generated by the conversion of sunlight energy into direct current, mostly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate, would require PV systems to achieve lower prices in order to compete with the price of electricity generated using other technologies.

Dependence on government subsidies and economic incentives

Within the company’s major target markets Rumania, Ukraine, Bulgaria, Turkey and Greece, the production, distribution and sale of renewable energy is actively supported through various government subsidies and economic incentives such as state guaranteed investment programs, tax incentives and guaranteed feed-in tariffs (aka input charges).

Guaranteed feed-in tariffs are based on the obligation of the European Union member countries to purchase renewable energy at a price level that allows competing against traditional electricity suppliers. Within the company’s European target markets feed-in tariffs range from about EUR 0.20 to EUR 0.55 per kWh.

Most of the company’s target markets offer tax incentive programs, providing flat rate taxes of 10% on the annual net income or even exemptions of 0% for regions with high unemployment.

The reduction, elimination or expiration of such government subsidies and economic incentives for on-grid solar electricity could result in the diminished competitiveness of solar energy relative to conventional and non-solar renewable sources of energy, which would negatively affect the growth of the solar energy industry overall and the company’s net sales specifically.

Euro Solar Parks believes that the near-term growth of the market for on-grid applications, where solar energy is used to supplement the electricity a consumer purchases from the utility network, depends significantly on the availability and size of government and economic incentives. Currently the cost of solar electricity substantially exceeds the retail price of electricity in every significant market in the world. As a result, federal, state and local governmental bodies in many countries have provided subsidies in the form of tariffs, rebates, tax write-offs and other incentives to end-users, distributors, systems integrators and manufacturers of solar power plant systems and PV products.

Political changes in the company’s geographical target markets could result in significant reductions or the elimination of incentives. Many of these government incentives could expire, phase-out over time, exhaust the allocated funding or require renewal by the applicable authority. A reduction, elimination or expiration of government subsidies and economic incentives for solar electricity could result in the diminished competitiveness of solar energy, which would in turn hurt the company’s sales and financial condition.

RESEARCH AND DEVELOPMENT ACTIVITIES

Technological changes

Technological changes in the solar power industry could render the planned solar power plants obsolete, which could prevent Euro Solar Parks from achieving sales and market share in the future. At this time the company does not have any operating power plants nor does it own any specialized technology of its own.

If the company will not be able to implement new approaches of producing electricity from solar energy that can compete with such technological changes, the company will risk that its solar electricity could become uncompetitive or obsolete, which could prevent Euro Solar Parks from increasing sales and becoming profitable. The solar power industry is rapidly evolving and highly competitive. The company’s development efforts may be rendered obsolete by the technological advances of other solar power plant operators, and other technologies may prove more advantageous for the commercialization of solar power products. If this occurs, the company’s sales and profits could be diminished.

ENVIRONMENTAL LAWS

Efforts of electric utility companies lobbying to protect their revenue streams

Electric utility companies could lobby for a change in the relevant legislation in their markets to protect their current revenue streams. Any adverse changes to the regulations and policies of the solar energy industry could deter other electricity providers or important investors from the markets, targeted by Euro Solar Parks, Inc.

In addition, electricity generated by PV-power plant systems mostly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as flat rate pricing, would require PV systems to achieve lower prices in order to compete with the price of electricity.

Any changes to government regulations or utility policies that favor electric utility companies could reduce the company’s competitiveness and cause a significant reduction in demand for electricity, produced and delivered by Euro Solar Parks, Inc.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

There are no full-time or part-time employees except for company management at this time.

A copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

Item 2. Properties

We lease the following property:

	Address: 81 Elmwood Avenue, Ho-Ho-Kus, NJ 07423

	Number of Square Feet: 200

	Name of Landlord: Global Alternative Capital Group LLC

	Term of Lease: Quarterly payment in advance

	Monthly Rental: $300


Adequate for current needs: It is adequate for the current situation of starting and setting up the operational business. But it is not adequate in the mid and long term. Actually, the management is evaluating several possible locations, where to have the company’s headquarter and operations center in the future but has no definitive contract, agreement or commitment for such location

The Company owns land resources in Bulgaria. The company acquired these land resources through the acquisition of the previous owner, the Bulgarian Consulting and Development Firm Foreign Support and Consulting LLC, which acquired the land resources in October 2010. In February 2011, the Bulgarian subsidiary was re-named into Euro Solar Parks Bulgaria, LLC.

The land resources are situated 105km east from Sofia and 55km north from Plovdiv and include two properties with an area of 2,574 m2 and 8,988m2 each, totalling 11,562m2. The total purchase price of these land resources was US$ 1,160.

Item 3. Legal Proceedings

There are no lawsuits filed or pending against the Company by others, and no lawsuits filed or pending against others by the Company. There are no contingencies, sureties or guaranties in existence.

Item 4. (Removed and Reserved)

None

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares were qualified for quotation for trading on the OTCBB on June 14, 2010 under the symbol “ESLP,” and the initial trade occurred on September 20, 2010.

The high and low bid prices of our common stock for the periods indicated below, as reported on Bloomberg, are as follows:

National Association of Securities Dealers OTC
Bulletin Board(1)

Quarter Ended	High	Low
December 31, 2010	$0.24	$0.22
September 30, 2010	$0.50	$0.50

1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. On March 31, 2011, the shareholders' list of our common shares showed 53 shareholders of record and 62,187,000 shares outstanding.

Recent Sales of Unregistered Securities

We have not sold any of our securities which were not registered under the Securities Act during the year ended December 31, 2010, which were not previously disclosed in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Dividend Policy

We have never paid or declared any cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in developing our business and do not expect to pay any dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Consolidated Financial Data

Not required.

Item 7. Management’s Discussion and Analysis or Plan of Operation

This section should be read in conjunction with ‘‘Cautionary Statements,’’ and Item 8 of Part II, ‘‘Consolidated Financial Statements and Supplementary Data.’’ The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K.

You should read the following discussion of our financial condition and results of operations together with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in this annual report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Euro Solar Parks develops, builds and operates commercial solar power plants with a focus on the European solar energy market. Our vision is to supply European emerging markets with healthy and affordable electrical energy resources.

Euro Solar Parks acts as a holistic general contractor, which means that the company will manage and control the entire process from development to construction up to operation and maintenance of solar power plants. Operations means, that the company will sell the electricity, produced by the wholly-owned solar power plant, to the local and/or national power networks of its target markets.

For the period ended December 31, 2010, we have not generated any revenues to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt, if any, of private placement proceeds. With the receipt of any of these private placement proceeds, the Company expects to see significant growth in 2011 as we increase marketing efforts, bring on additional customers and future customers become more aware of our brands. There can be no assurances we will be able to raise any additional capital.

Results of Operations

Comparison of the years ended December 31, 2010 and 2009

For the twelve months ended December 31, 2010 and 2009 we did not generate any revenues and incurred losses of ($100,172) and ($58,102), respectively. During such periods our expenses primarily related to the preparation and implementation of our planned principal operations. Such expenses consisted substantially of legal and accounting fees of $70,245, marketing fees of $3,808, director fees of $10,000, and other service fees of $9,398, in particular for public and investor relations, for the twelve months ended December 31, 2010. Such expenses consisted substantially of legal and accounting fees of $30,432, marketing fees of $2,421, and director fees of $10,350 for the twelve months ended December 31, 2009. The higher legal and accounting expenses are a result of the S1 filings and the related accounting and auditing cost during 2010; since all the filings (means: the amendments) were done during the first 4 months of 2010.

Our results of operations for the twelve months ended December 31, 2010 and 2009 are not necessarily indicative of the results that may occur for any future period. We expect to expand our business and client base, which will result in increasing expenses as we develop and build our operations. We anticipate that we will complete the first start-up tasks within the next six to nine months and begin to generate first operational revenue from the first quarter in 2012 onwards.

Liquidity and Capital Resources

We have current assets at December 31, 2010 of $18,772, including cash of $14,439. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had no cash flow or revenues during the year ended December 31, 2010. Based on our research on several comparable projects, we expect a time frame of 9 to 12 months to construct and complete our first operational power plant. This time frame will include the planning and construction of the power plant and its connection to the power grid. The total time of development can vary depending on the size and location of our first solar power plant and the availability of sub-contractors and building materials.

For 2010 we had start-up costs of approximately $110,000, mainly for business administration and general management, and furthermore for the set-up of our first local office infrastructure and the start of some pre-planning and development work for the first solar power plant project. For 2011 we estimate additional start-up costs of up to $300,000 for the further development of our local operations, the engagement of some operational staff and the development of our land resources into commercial land, which requires the preparation of the necessary documentation, such as detailed structural plan, and signing a contract with the regional Electricity Distribution Company. These start-up costs do not include any costs for the start of any construction and building work for the first solar power plant.

The acquisition of additional land resources and the construction of our first solar power plant will require additional investment capital either in form of equity capital, mezzanine financing or any type of senior loans. Once the first local infrastructure has been set up, we will prepare a project-specific feasibility study; develop an appropriate financing concept and start negotiations with potential investors, such as banks, private investment funds and government agencies.

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

The preparation of detailed feasibility studies and appropriate financing concepts will be part of our operational work. We project the following operational timetables for the next 12 months:

#	Events / Milestones	Actions	Time
(1)	Selection of further target markets	Research for and assessment of further geographical targets markets. Selection and determination of additional target markets, where the company will start developing further solar power plants.	Although a first target market has been entered, this is an ongoing procedure without limitation.
(2)	Determination of production volumes in the target markets	Definition of the amount and size of solar power plants to be projected in the current and future target market/s.	This procedure has already started and is an ongoing process for several target markets.
(3)	Set-up of the local operations in Bulgaria	Set-up of the office infrastructure and employment of additional local staff	1 to 3 months, depending on the local circumstances
(4)	Development of the currently owned land resources	Transforming the land resources into industrial status.	Up to 6 months; depending on the collaboration of the local authorities.
(5)	Development and planning of the first solar power plant
Preparation of the necessary documents of development, such as detailed structural plan, and distribution agreement with the regional Electricity Distribution Company.
General planning of the solar power plant capacities, including research, assessment and selection of the appropriate PV systems.
Up to 3 months, depending on the quality of engaged sub-contractors. Is being carried out parallel to the development of the land resources.
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

Our assets consist of a checking account with a balance of $14,439, and prepaid expenses of $4,333 as of December 31, 2010.

Our total liabilities are $97,808 as of December 31, 2010. Subsequently, we are incurring significant liabilities in connection with our becoming a public company.

CAPITAL RESOURCES

We have only common stock as our capital resource.

As we continue to build markets for ESP services and programs, substantial capital will be needed to pay for sales and marketing, website development, equipment and service, plus usual start up and normal operating costs.

NEED FOR ADDITIONAL FINANCING

We will need to secure a minimum of $230,000 in funds to finance our business in the next 12 months in addition to the funds which will be used to stay public, which funds will be used as set forth below. However in order to become profitable we may still need to secure additional debt or equity funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from shareholders as described below, or any planned material acquisitions. Our independent auditor’s report expresses substantial doubt about our ability to continue as a going concern. At December 31, 2010, we had $14,439 in cash in our bank account. We anticipate our monthly burn rate for the next 12 months to be approximately $25,000 per month, including the maximum estimated $50,000 costs of staying public.

Until we generate operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be less than $120,000 annually, will be funded as a loan from our shareholders without interest due upon demand, to the extent that funds are available to do so. Our shareholders are not obligated to provide these or any other funds although they have indicated that they currently intend to do so and that they sufficient liquid assets to meet all of these anticipated future obligations if we do not generate operating revenues or secure other funding. There is no dollar limit to the amount they have agreed to provide. At December 31, 2010, our shareholders have loaned us an aggregate of $70,000 pursuant to the forgoing. If we fail to meet these requirements, we may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

LIMITED FINANCING

We may borrow money to finance our future operations. Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans.

We may issue additional shares to finance our future operations, although the Company does not currently contemplate doing so.

Uncertainties and Going-Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business. However, the Company has no revenues and is in its development stage, and currently lacks the capital to pursue its business plan. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Commitments and Contingencies

We have entered into the following agreements:

a)
During October 2010, we entered into a share purchase agreement (the “Share Purchase Agreement”) with United Equity Capital AG (“UEC”).

Under the Share Purchase Agreement we acquired 100% of the membership interest of the Bulgarian Consulting and Development Firm FOREIGN SUPPORT AND CONSULTING LLC (“FSC”), an advisory firm specializing in the support of foreign companies seeking assistance to enter the Bulgarian energy market. Through the acquisition of FSC we acquired 11,560m2 land resources for the development of small-sized solar power plants up to 0.7MWp. FSC initially acquired the land resources in October 2010 with the purpose to commercially develop the property by transforming the land resources into industrial status.

The purchase price for FSC was $4,500, which included the land resources located in the Karlovo Municipality, Bulgaria.

In February 2011, FSC was renamed into the new company name EURO SOLAR PARKS BULGARIA, LLC.

Leases

b)
On July 01, 2009, the Company entered into an office lease for the Company in Ho-Ho-Kus, New Jersey. Under the terms of the lease, the Company is required to pay a monthly rent of $300 which is payable quarterly. The lease ends upon notification by written notice not less than 90 days prior to the date of termination. No security deposit was required.

Off-Balance Sheet Arrangements

The Company maintains no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.

BASIC EARNINGS PER SHARE

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

DIVIDENDS

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE AND COST RECOGNITION

We recognize revenue at the time the services and products are paid for. We follow EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs” (Issue 00-10). Issue 00-10 requires that all amounts billed to customers related to shipping and handling should be classified as revenues. Our service costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the services are shipped or when services are performed. The cost of shipping services to the customer is recognized at the time the services are shipped to the customer and our policy is to classify them as shipping expenses. The cost of shipping services to the customer is classified as shipping expense.

Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) and Staff Accounting Bulletin No. 104, Revenue Recognition, corrected copy (SAB 104) address certain criteria for revenue recognition. SAB 101 and SAB 104 outline the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Our revenue recognition policies comply with the guidance contained in SABs 101 and 104.

INCOME TAXES

At December 31, 2010, the Company had no income.

NEW ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) SFAS 155, 157, and 158 and their effect on the Company.

Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" – an amendment of FASB Statements No. 87, 88, 106, and 123R. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.

Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements.

Statement No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Consolidated Financial Statements and Supplementary Data

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

DECEMBER 31, 2010

C O N T E N T S

PAGE

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-2

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 and for the period from October 21, 2008 (Inception) to December 31, 2010	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from October 21, 2008 (Inception) to December 31, 2010	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the period from October 21, 2008 (Inception) to December 31, 2010	F-5

Notes to the Financial Statements	F-6 – 10

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Euro Solar Parks, Inc.
Ho-Ho-Kus, New Jersey

We have audited the accompanying consolidated balance sheets of Euro Solar Parks, Inc., a Nevada Corporation, as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from October 21, 2008 (date of inception) through December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euro Solar Parks, Inc. as of December 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended and for the period from October 21, 2008 (date of inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Euro Solar Parks, Inc. will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company has incurred losses from operations, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 11. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
March 29, 2011

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 and 2009

ASSETS

	2010	2009
Current Assets
Cash and cash equivalents	$14,439	$39,566
Prepaid expenses	4,333	8,333
Total Current Assets	18,772	47,899

Land for development	912	-0-

TOTAL ASSETS	$19,684	$47,899

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$10,831	$8,652
Accrued expenses - related party	16,977	15,977
Notes payable - related party	70,000	-0-
Total Current Liabilities	97,808	24,629

Total Liabilities	97,808	24,629

Stockholders' Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized; 62,187,000 shares issued and outstanding	62,187	4,146
Additional paid-in capital	39,363	98,587
Cumulative translation adjustment	(41)	(2)
Deficit accumulated during the development stage	(179,633)	(79,461)
Total Stockholders' Equity (Deficit)	(78,124)	23,270

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$19,684	$47,899

The accompanying notes are an integral part of these financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
FOR THE PERIOD FROM OCTOBER 21, 2008 (INCEPTION) TO DECEMBER 31, 2010

	Year ended December 31, 2010	Year ended December 31, 2009	Period from October 21, 2008 (Inception) to December 31, 2010

REVENUE	$-	$-	$-

OPERATING EXPENSES
Advertising expense	0	3,000	3,000
Bank charges	1,839	5,950	3,415
Director fees	10,000	10,350	22,017
Entertainment	0	69	69
Freight charges	215	1,242	1,524
Legal and accounting	70,245	30,432	124,452
Office supplies	77	213	254
Public and investor relations	9,398	0	10,463
Rent expense	3,600	1,800	5,400
Repair and maintenance	200	125	325
Taxes - other	170	765	935
Telephone	620	1,705	1,520
Travel	0	30	30
Website maintenance	3,808	2,421	6,229
TOTAL OPERATING EXPENSES	100,172	58,102	179,633

LOSS FROM OPERATIONS	(100,172)	(58,102)	(179,633)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(100,172)	$(58,102)	$(179,633)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	62,187,000	61,664,610

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 21, 2008 (INCEPTION) TO DECEMBER 31, 2010

					Deficit
					Accumulated
			Additional	Cumulative	During the	Total
	Common Stock		Paid-in	Translation	Development	Stockholders'
	Shares	Amount	Capital	Adjustment	Stage	Equity (Deficit)

Balance, October 21, 2008	0	$-	$-	$-	$-	$-

Common stock issued for cash	60,810,000	4,054	93,699	0	0	97,753

Net loss for the period ended December 31, 2008	0	0	0	0	(21,359)	(21,359)

Balance, December 31, 2008	60,810,000	4,054	93,699	0	(21,359)	76,394

Common stock issued for cash	1,302,000	87	4,543	0	0	4,630

Common stock issued for services	75,000	5	345	0	0	350

Net loss and translation adjustment for the year ended December 31, 2009	0	0	0	(2)	(58,102)	(58,104)

Balance, December 31, 2009	62,187,000	4,146	98,587	(2)	(79,461)	23,270

15-1 forward split	0	58,041	(58,041)	0	0	0

Deemed dividend related to acquisition of entity under common control	0	0	(1,183)	0	0	(1,183)

Net loss and translation adjustment for the year ended December 31, 2010	0	0	0	(39)	(100,172)	(100,211)

Balance, December 31, 2010	62,187,000	$62,187	$39,363	$(41)	$(179,633)	$(78,124)

The accompanying notes are an integral part of these financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
FOR THE PERIOD FROM OCTOBER 21, 2008 (INCEPTION) TO DECEMBER 31, 2010

	Year ended December 31, 2010	Year ended December 31, 2009	Period from October 21, 2008 (Inception) to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(100,172)	$(58,102)	$(179,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-0-	350	350
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	4,000	(8,333)	(4,333)
Increase in accounts payable	2,179	2,152	10,831
Increase in accrued expenses - related party	1,000	1,118	16,977
NET CASH USED IN OPERATING ACTIVITIES	(92,993)	(62,815)	(155,808)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for subsidiary	(4,500)	-0-	(4,500)
Cash acquired in acquisition of subsidiary	2,405	-0-	2,405
NET CASH USED BY INVESTING ACTIVITIES	(2,095)	-0-	(2,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - shareholder	70,000	-0-	70,000
Cash received for common stock	-0-	102,383	102,383
NET CASH PROVIDED BY FINANCING ACTIVITIES	70,000	102,383	172,383

Exchange rate effect on cash	(39)	(2)	(41)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,127)	39,566	14,439

CASH - BEGINNING OF PERIOD	39,566	-0-	-0-

CASH - END OF PERIOD	$14,439	$39,566	$14,439

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Deemed dividend related to acquisition of entity under common control	$(1,183)	$-	$(1,183)

The accompanying notes are an integral part of these financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.	NATURE OF BUSINESS

Euro Solar Parks, Inc. was incorporated in Nevada on October 21, 2008.  The Company’s business purpose is building and operating commercial solar power plants with a focus on the European solar energy market.

In October 2010, the Company acquired 100% of the membership interest of Foreign Support and Consulting, LLC (“FSC”), an advisory firm specializing in the support of foreign companies seeking assistance to enter the Bulgarian energy market.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting
The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  The Company is currently a development stage enterprise.  All losses accumulated since the inception of the business have been considered as part of its development stage activities.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred $-0- and $3,000 of advertising expense during the years ended December 31, 2010 and 2009, respectively.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Income Tax
The Company provides for income taxes under ASC 740-10. ASC 740-10 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

Stock-based Compensation

The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

As of December 31, 2010, the Company has not issued any share-based payments to its employees.

Comprehensive Income (Loss)

The Company adopted ASC 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  There were no items of comprehensive income (loss) applicable to the Company during the period covered in these financial statements.

Net Loss Per Share

We present basic loss per share on the face of the statement of operations.  Basic loss per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.  As of December 31, 2010, the Company had no stock options or securities convertible into any form of equity outstanding; therefore, no diluted loss per share is shown.  All shares issued as part of our initial capitalization have been treated as having been outstanding since our inception on October 21, 2008.

3.	PREPAID EXPENSES

Prepaid expenses consist of ten months of services with a shareholder of the Company from a one year contract expiring October 30, 2011, less amount unpaid at December 31, 2010.

4.	ACCRUED EXPENSES - RELATED PARTY

Accrued expenses consisted of the following at December 31:

	2010	2009
Accrued professional fees	$14,964	$14,964
Accrued expenses	2,013	1,013
Total Accrued Expenses	$16,977	$15,977

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

5.	NOTES PAYABLE – RELATED PARTY

The Company has three notes payable in the amount of $70,000 due to a shareholder as of December 31, 2010.  The notes are unsecured non-interest bearing and due on demand.

6.	INCOME TAXES

For the year ended December 31, 2010, the Company incurred a net loss of approximately $100,000 and therefore has no tax liability.  The cumulative loss of approximately $179,600 will be carried forward and can be used through the year 2030 to offset future taxable income.  In the future, the cumulative net operating loss carry forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

ASC 740-10 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

	2010	2009
Federal income tax attributable to:
Current operations	$34,058	$19,755
Less: valuation allowance	(34,058)	(19,755)
Net provision for federal income taxes	$-0-	$-0-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$61,000	$26,900
Valuation allowance	(61,000)	(26,900)
Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $179,600 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

7.	RELATED PARTY TRANSACTION

The Company has entered into an agreement with a shareholder for his services as director and officer of the Company for a period of one year commencing on the date of the agreement, being October 30, 2010.  The agreement is for a base fee of $10,000.  Two months of the contract amount have been expensed at December 31, 2010.  The agreement also provides that the shareholder receive 75,000 shares of common stock subject to Rule 144, which were issued in May 2009 and valued at $.07 cents per share or $350.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

8.	STOCKHOLDERS’ EQUITY

The Company has 100,000,000, $0.001 par value shares of common stock authorized.

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

There were 62,187,000 shares of common stock outstanding as of December 31, 2010 and 2009.

9.	NON-CASH INVESTING AND FINANCING TRANSACTIONS

During the period ended December 31, 2008, the Company issued 60,810,000 shares of common stock for proceeds of $97,753.  As of December 31, 2008, no cash had been collected and the entire balance of $97,753 was recorded as stock subscription receivable.  During the year ended December 31, 2009, the balance of $97,753 was collected.

In relation to the Company’s acquisition of FSC, a company under common control, a deemed dividend was recorded against additional paid in capital in the amount of $1,183. See Note 12.

10.	OPERATING LEASE

The Company leases office space under an operating lease from a director of the Company.  The lease began July 1, 2009 and is payable quarterly at $300 per month.  The lease ends upon notification by written notice not less than 90 days prior to the date of termination.  No security deposit was required.

11.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred losses from operations, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

12.	PURCHASE OF FOREIGN SUPPORT AND CONSULTING, LLC

In October 2010, the Company acquired the 100% of the membership interest of a Bulgarian consulting and development firm, Foreign Support and Consulting, LLC. FSC is an advisory firm specializing in the support of foreign companies seeking assistance to enter the Bulgarian energy market.  FSC initially acquired land resources in October 2010 with the purpose to commercially develop the property by transforming the land resources into industrial status.

The total purchase price for FSC was $4,500, which included the land resources located in Karlovo Municipality, Bulgaria.

As part of the Company’s global business development strategy, FSC is being re-named Euro Solar Parks Bulgaria, LLC, and will become the first local subsidiary of Euro Solar Parks, Inc. that will be responsible for the further development of the operational business in Eastern Europe.

13.	SUBSEQUENT EVENTS

On February 7, 2011, the Company received an additional $20,000 note payable from a shareholder. The loan is unsecured, non-interest bearing and due on demand.

On March 9, 2011, the Company received an additional $10,000 note payable from a shareholder. The loan is unsecured, non-interest bearing and due on demand.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2010 through March 29, 2011 and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2010.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following individual serves as the director and executive officer of our Company. The director of our Company holds office until the next annual meeting of our shareholders or until his successors have been elected and qualified. The executive officer of our Company is appointed by our board of directors and hold office until his death, resignation or removal from office.

Currently, Mr. Dimitrios Argyros, age 44, has served as the Company’s Chairman and CEO since October, 2008. In this role, he is responsible for the global business development and investment strategy of Euro Solar Parks, Inc. Mr. Argyros has been in the finance and investment industry for more than 17 years and brings to the Board this accumulated broad experience in multinational investment and development projects.

The following table shows an overview of Mr. Argyros’ work experience and educational background:

Date:	Dec-2008 to Aug-2009

Company:	Brookestone Securities, Inc.

Position:	Investment Manager Institutional Sales

Tasks:	Marketing of investment products (PIPE, Equity, Special Purpose Financing); turnaround management; financial analysis.

Date:	Sep-2006 to Nov-2008

Company:	BDO Seidman Consulting Group

Position:	Senior Quality Control Specialist (Contractor)

Tasks:	Quality assurance; AML Surveillance; development and implementation of QA processes; compliance, monitoring and controlling processes.

Date:	Nov-2004 to Oct-2007

Company:	Madison Consulting Group

Position:	Project Consultant Investment Banking

Tasks:
Various investment banking consulting projects for UBS AG and Deutsche Bank AG in the fields of AML/KYC analyst department, gap analysis, case management, risk management, management of Institutional & Wealth Accounts located in High Risk Sensitive Countries (such as Hedge Funds, Banks, Limited Partnerships, Government Entities and Trusts).

Education:	MBA in International Finance (Jan-1993); Bachelor of Science in Finance (May-1990); Securities / Registered Representative Series #7 and #63.

Languages:	English, Greek (bilingual; fluent reading and writing; accredited official translator for AML/Bank Secrecy purposes).

Family Relationships

There are no family relationships between any of our directors and executive officers.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Compliance with Section 16(a) of the Exchange Act

Compliance is not required.

Item 11. Executive Compensation

The following table sets forth information in respect of the compensation of the Principal Executive Officer who was serving as executive officer as of December 31, 2010.

SUMMARY COMPENSATION TABLE
		Annual Compensation*			Long Term Compensation
					Awards		Pay-outs
Name and Principal Position	Year(1)	Salary	Bonus	Other	Securities Underlying Options / SARs Granted	Restricted Shares or Restricted Share Units	LTIP Pay-outs	All Other
Dimitrios Argyros, President and CEO	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil

*Excludes compensation as a Director.

STOCK AND OPTION AWARDS

There have been no stock options or awards other than the original “founders” stock, which was issued for services to the founders.

DIRECTORS’ COMPENSATION

Directors receive an annual flat fee of $10,000 and are compensated at the rate of $125 per hour for attending Board meetings.

EMPLOYMENT CONTRACTS AND OFFICERS’ COMPENSATION

There are no employment agreements.

INCENTIVE STOCK OPTION PLAN AND INCENTIVE STOCK OPTION AGREEMENT

None at this time

LONG-TERM INCENTIVE PLAN (“LTIP”) AWARDS

None at this time

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2010, certain information with respect to the beneficial ownership of our Common Stock by (1) each person we know to own beneficially more than 5% of our Common Stock, (2) each person who is a director, (3) each of our named executive officers, and (4) all of our executive officers and directors as group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.  We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Beneficial Owner Officer/Directors1)	Number of Common Shares Owned	Percent of Voting Shares Owned
Dimitrios Argyros [1]	90,000	0.21%
Agromerkur AG [2]	43,500,000	69.95%
Total Shares owned by Officers and Directors as a Group [1 person]	43,590,000	70.10%

[1]  The address of the sole executive officer and director is c/o the Company:

Euro Solar Parks, Inc.
81 Elmwood Avenue
Ho-ho-Kus, NJ 07423, USA

[2]  Mr. Hans Wadsack is the director of and beneficial owner of stock owned by Agromerkur AG whose business address is Bahnhofstrasse 7, CH-6301 Zug/ZG, Switzerland.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 62,187,000 shares of common stock outstanding as of December 31, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has entered into an agreement with Dimitrios Argyros for his services as director and officer of the Company for a period of one year commencing on the date of the agreement, being October 30, 2010. The agreement is for a base fee of $10,000. Two months of the contract amount have been expensed at December 31, 2010. The agreement also provides that the shareholder receive 75,000 shares of common stock subject to Rule 144, which were issued in May 2009 and valued at $.07 cents per share or $350.

Item 14. Principal Accounting Fees and Services

Silberstein Ungar, PLLC CPAs and Business Advisors were our independent auditors for the fiscal years ended December 31, 2010 and 2009.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2009 and 2010:

	2010	2009

Audit Fees	$21,000	$5,000
Audit-Related Fees	0	0
Tax Fees	$1,000	0
All Other Fees	0	0
Total	$22,000	$5,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

Until such time as we have an Audit Committee in place, the Board of Directors as a whole will undertake all Audit Committee functions.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following is a list of the Financial Statements included in Item 8 of Part II of this Report.

(a)(2) Financial Statement Schedules

Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the financial statements and notes thereto

(a)(3) Exhibits

The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURO SOLAR PARKS, INC.

By:	Dimitrios Argyros

Chief Executive Officer and Director

Date: April 12, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dimitrios Argyros	Chief Executive Officer and Director
	(Principal Executive Officer)	April 12, 2011
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)