Form 10-Q
period 2011-03-31
EURO SOLAR PARKS, INC.
filed 2011-05-13
CIK 1478176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

Agent For Service: Laughlin Associates, Inc. 2533 N. Carson Street Carson City, NV 89706, USA Phone: +1 (775) 883-8484 Fax: +1 (775) 883-4874 Web: www.laughlinusa.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]  No [X   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 62,187,000 common shares issued and outstanding as of April 30, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2011

C O N T E N T S

PAGE

FINANCIAL STATEMENTS:

Balance Sheets as of March 31, 2011 and December 31, 2010 (Unaudited)	3

Statements of Operations for the three months ended March 31, 2011 and 2010 and for the period from October 21, 2008 (Inception) to March 31, 2011 (Unaudited)	4

Statement of Stockholders’ Deficit for the period from October 21, 2008 (Inception) to March 31, 2011 (Unaudited)	5

Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and for the period from October 21, 2008 (Inception) to March 31, 2011 (Unaudited)	6

Notes to the Financial Statements	7 - 13

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010

ASSETS

	3/31/11	12/31/10
	(unaudited)	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$11,617	$14,439
Prepaid expenses	5,833	4,333

TOTAL CURRENT ASSETS	17,450	18,772

PROPERTY
Land for development	7,799	912

NET PROPERTY	7,799	912

	$25,249	$19,684

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,431	$10,831
Accrued expenses - related party	15,977	16,977
Notes payable - related party	100,000	70,000

TOTAL CURRENT LIABILITIES	122,408	97,808

TOTAL LIABILITIES	122,408	97,808

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 shares
authorized, 62,187,000 shares issued and outstanding	62,187	62,187
Additional paid-in capital	39,363	39,363
Cumulative translation adjustment	12	(41)
Deficit accumulated during the development stage	(198,721)	(179,633)

STOCKHOLDERS' DEFICIT	(97,159)	(78,124)

The accompanying notes are an integral part of these financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
AND FOR THE PERIOD FROM OCTOBER 21, 2008 (INCEPTION) TO MARCH 31, 2011

			Period from
			Inception to
	3/31/11	3/31/10	3/31/11
	(unaudited)	(unaudited)	(unaudited)
REVENUE
Sales	$-0-	$-0-	$-0-

TOTAL REVENUE	-0-	-0-	-0-

EXPENSES
Advertising expense	-0-	-0-	3,000
Bank charges	180	1,106	3,595
Director fees	2,500	2,500	24,517
Entertainment	-0-	-0-	69
Freight charges	193	-0-	1,717
Legal and accounting	11,946	4,150	136,398
Office supplies	193	54	447
Public and investor relations	1,495	1,559	11,958
Rent expense	900	900	6,300
Repair and maintenance	-0-	200	325
Taxes - other	350	-0-	1,285
Telephone	320	320	1,840
Travel	-0-	-0-	30
Website maintenance	1,011	986	7,240

TOTAL EXPENSES	19,088	11,775	198,721

OPERATING LOSS	(19,088)	(11,775)	(198,721)

Provision for income taxes	-0-	-0-	-0-

NET LOSS	$(19,088)	$(11,775)	$(198,721)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	62,187,000	62,187,000

NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM OCTOBER 21, 2008 (INCEPTION) TO MARCH 31, 2011
(Unaudited)

					Deficit
					Accumulated
			Additional	Cumulative	During
	Common Stock		Paid-in	Translation	Development	Stockholders'
	Shares	Amount	Capital	Adjustment	Stage	Deficit

Balance, October 21, 2008	-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Common stock
issued	60,810,000	4,054	93,699	-0-	-0-	97,753

Net loss for the period	-0-	-0-	-0-	-0-	(21,359)	(21,359)

Balance, December 31, 2008	60,810,000	4,054	93,699	-0-	(21,359)	76,394

Common stock
issued	1,302,000	87	4,543	-0-	-0-	4,630

Common stock
issued for services	75,000	5	345	-0-	-0-	350

Net loss and translation
adjustment	-0-	-0-	-0-	(2)	(58,102)	(58,104)

Balance, December 31, 2009	62,187,000	4,146	98,587	(2)	(79,461)	23,270

Common stock
15-1 forward split	0	58,041	(58,041)	-0-	-0-	0

Deemed dividend related to
acquisition of entity under
common control	0	-0-	(1,183)	-0-	-0-	(1,183)

Net loss and translation
adjustment	-0-	-0-	-0-	(39)	(100,172)	(100,211)

Balance, December 31, 2010	62,187,000	62,187	39,363	(41)	(179,633)	(78,124)

Net loss and translation
adjustment	-0-	-0-	-0-	53	(19,088)	(19,035)

Balance, March 31, 2011	62,187,000	$62,187	$39,363	$12	$(198,721)	$(97,159)

The accompanying notes are an integral part of these financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND FOR THE PERIOD
FROM OCTOBER 21, 2008 (INCEPTION) TO MARCH 31, 2011

			Period from
			Inception to
	3/31/2011	3/31/2010	3/31/2011
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,088)	$(11,775)	$(198,721)
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock issued for services	-0-	-0-	350
Changes in:
Prepaid expenses	(1,500)	1,600	(5,833)
Accounts payable	(4,399)	(4,309)	6,432
Accrued expenses - related party	(1,000)	-0-	15,977

TOTAL ADJUSTMENTS	(6,899)	(2,709)	16,926

NET CASH PROVIDED BY (USED BY)
OPERATING ACTIVITIES	(25,987)	(14,484)	(181,795)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for land for development	(6,888)	-0-	(6,888)
Cash paid for subsidiary	-0-	-0-	(4,500)
Cash acquired in acquisition of subsidiary	-0-	-0-	2,405

NET CASH (USED BY)
INVESTING ACTIVITIES	(6,888)	-0-	(8,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - shareholder	30,000	-0-	100,000
Cash received for common stock	-0-	-0-	102,383

NET CASH PROVIDED BY
FINANCING ACTIVITIES	30,000	-0-	202,383

Exchange rate effect on cash	53	(12)	12

NET INCREASE IN CASH AND
CASH EQUIVALENTS	(2,822)	(14,496)	11,617

CASH AND CASH EQUIVALENTS - BEGIN OF PERIOD	14,439	39,566	-0-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$11,617	$25,070	$11,617

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-0-	$-0-	-0-

Cash paid for income taxes	$-0-	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING INFORMATION:
Deemed dividend related to acquisition of entity
under common control	$-0-	$-0-	$(1,183)

The accompanying notes are an integral part of these financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

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

Basis of Accounting

The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  The Company is currently a development stage enterprise.  All losses accumulated since the inception of the business have been considered as part of its development stage activities. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2010.

The results of operations for the three months ended March 31, 2011 are not indicative of the results that may be expected for the full year

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred $-0- and $-0- of advertising expense during the three months ended March 31, 2011 and 2010, respectively.

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

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock-based Compensation

As of March 31, 2011, the Company has not issued any share-based payments to its employees.

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

Net Loss Per Share

We present basic loss per share on the face of the statement of operations.  Basic loss per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.  As of March 31, 2011, the Company had no stock options or securities convertible into any form of equity outstanding; therefore, no diluted loss per share is shown.  All shares issued as part of our initial capitalization have been treated as having been outstanding since our inception on October 21, 2008.

Recent Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

3.	PREPAID EXPENSES

Prepaid expenses consist of seven months of services with a shareholder of the Company from a one year contract expiring October 30, 2011.

4.	PURCHASE OF LAND FOR DEVELOPMENT

On March 17, 2011, the Company purchased approximately 49 acres of land located in Karlovo Municipality, Bulgaria.  The land costs have been added to the account Land for development.

5.	ACCRUED EXPENSES - RELATED PARTY

Accrued expenses consisted of the following:

	3/31/11	12/31/10
Accrued professional fees	$14,964	$14,964
Accrued expenses	1,013	2,013
	$15,977	$16,977

6.	NOTES PAYABLE - SHAREHOLDER

The Company has five notes payable in the amount of $100,000 to a shareholder.  As of March 31, 2011, no terms for repayment or interest rate have been established.  The notes are unsecured non-interest bearing and due on demand.

7.	INCOME TAXES

For the period ended March 31, 2011, the Company incurred a net loss of approximately $19,100 and therefore has no tax liability.  The cumulative loss of approximately $198,700 will be carried forward and can be used through the year 2030 to offset future taxable income.  In the future, the cumulative net operating loss carry forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

ASC 740-10 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

7.	INCOME TAXES (CONTINUED)

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

Federal income tax benefit	3/31/11	12/31/10
attributable to:
Current operations	$6,494	$34,058
Less: valuation allowance	(6,494)	(34,058)

Net provision for federal income taxes	$-0-	$-0-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	3/31/11	12/31/10
Deferred tax asset attributable to:
Net operating loss carryover	$67,500	$61,000
Valuation allowance	(67,500)	(61,000)

Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $198,700 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

8.	RELATED PARTY TRANSACTION

The Company has entered into an agreement with a shareholder for his services as director and officer of the Company for a period of one year commencing on the date of the agreement, being October 30, 2010.  The agreement is for a base fee of $10,000.  Five months of the contract amount have been expensed at March 31, 2011.  The agreement also provides that the shareholder receive 75,000 shares of common stock subject to Rule 144, which were issued in May 2009 and valued at $.07 cents per share or $350.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

9.	STOCKHOLDERS’ DEFICIT

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

There were 62,187,000 shares of common stock outstanding as of March 31, 2011 and December 31, 2010.

10.	NON-CASH INVESTING AND FINANCING TRANSACTIONS

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

11.	OPERATING LEASE

The Company leases office space under an operating lease from a director of the Company.  The lease began July 1, 2009 and is payable quarterly at $300 per month.  The lease ends upon notification by written notice not less than 90 days prior to the date of termination.  No security deposit was required.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

12.	PURCHASE OF FOREIGN SUPPORT AND CONSULTING, LLC

In October 2010, the Company acquired the land resources through the acquisition of 100% of the membership interest of the Bulgarian consulting and development firm Foreign Support and Consulting LLC (FSC), an advisory firm specializing in the support of foreign companies seeking assistance to enter the Bulgarian energy market.  FSC initially acquired the land resources in October 2010 with the purpose to commercially develop the property by transforming the land resources into industrial status.

The total purchase price for FSC was $4,500, which included the land resources located in Karlovo Municipality, Bulgaria.

As part of the Company’s global business development strategy, FSC has been re-named Euro Solar Parks Bulgaria, LLC, and has become the first local subsidiary of Euro Solar Parks, Inc. that is responsible for the further development of the operational business in Eastern Europe.

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

14.	SUBSEQUENT EVENTS

On April 11, 2011, the Company received an additional $20,000 note payable from a shareholder.  The loan is unsecured, non-interest bearing and due on demand.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2011 through May 11, 2011 and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Introduction

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of EURO SOLAR PARKS, INC. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. As used in this Quarterly Report, the terms “we”, “us”, “our”, “Registrant”, and “the Company” mean EURO SOLAR PARKS, INC.

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

For the period from inception in October, 2008 to March 31, 2011, we have not generated any revenues to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt, if any, of private placement proceeds. With the receipt of any of these private placement proceeds, the Company expects to see significant growth in 2011 as we increase marketing efforts, bring on additional customers and future customers become more aware of our brands. There can be no assurances we will be able to raise any additional capital.

Results of Operations for the three months ended March 31, 2011 and 2010, and from October 21, 2008 (inception) to March 31, 2011.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Revenues

For the three months March 31, 2011 and 2010 we did not generate any revenues. We incurred losses of ($19,088) and ($11,775), respectively. From inception to March 31, 2011, we incurred a cumulative loss of ($198,721) so far.

Operating Expenses

During such periods our expenses primarily related to the preparation and implementation of our planned principal operations. Such expenses consisted substantially of legal and accounting fees of $11,946, director fees of $2,500, and public and investor relations fees of $1,495 for the three months ended March 31, 2011. Such expenses consisted substantially of legal and accounting fees of $4,150, director fees of $2,500, and public and investor relations fees of $1,559 for the three months ended March 31, 2010 respectively. The higher legal and accounting expenses, compared to the previous three-month period in 2010 are the result of the acquisition of our subsidiary and additional land acquisition in Bulgaria. From inception to March 31, 2011 we had a total of legal and accounting expenses of $136,398, which is also a result of the S1 filings and the related accounting and auditing cost during 2010.

Our results of operations for the three months ended March 31, 2011 and the period from inception to March 31, 2011 are not necessarily indicative of the results that may occur for any future period. We expect to expand our business and client base, which will result in increasing expenses as we develop and build our operations. We anticipate that we will complete the first start-up tasks within the next six to nine months and begin to generate first operational revenue from the first quarter in 2012 onwards.

Net Loss

For the three months March 31, 2011 and 2010 we did not generate any revenues and incurred losses of ($19,088) and ($11,775), respectively. From inception to March 31, 2011, we incurred a cumulative loss of ($198,721) so far.

Liquidity and Capital Resources

As of March 31, 2011, we had currents assets of $17,450, including cash of $11,617 compared to current assets of $18,772, including cash of $14,439 at December 31, 2010.

Net cash used in operating activities was ($25,987) for the three months ended March 31, 2011 compared to ($14,484) for the same period in 2010. The increase in cash used in operating activities is primarily attributable amounts paid for accounting and legal services. From inception to March 31, 2011 we have used a total of net cash of ($181,795) in operating activities.

Net cash provided by financing activities during the three months ended March 31, 2011 was $30,000. From inception to March 31, 2011, we have received proceeds by financing activities of $202,383 in total.

No shares were sold and no warrants were exercised during the three months ended March 31, 2011.

Since inception in October 2008, we have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements for operations and capital expenditures during the next twelve months. We have current assets of $17,450 at March 31, 2011, including cash of $11,617. We therefore will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. As of March 31, 2011, we have secured no sources of loans.

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

Recent Investment Activities

On March 17, 2011, the Company acquired additional land resources through its wholly-owned Bulgarian subsidiary, Euro Solar Parks Bulgaria, LLC. The property is located in the Karlovo Municipality, Bulgaria, 120km east from Sofia and 40km north from Plovdiv and has a total land area of 49,192 m2. The distance to the national electricity grid measures around 300 meters, and to the next village (Beguntsi) around 700 meters. The total purchase price of the land plot was BGN 9,000 (approx. USD 6,000), which was paid in cash.

SHORT TERM

On a short-term basis, we have generated no revenues to cover operations. However, we will have insufficient revenue to satisfy current and recurring liabilities as we continue to build the business. For short term needs we will be dependent on receipt, if any, of public offering or private placement proceeds.

Our assets consist of a checking account with a balance of $11,617, and prepaid expenses of $5,833 as of March 31, 2011, compared to an account balance of $14,439, and prepaid expenses of $4,333 as of December 31, 2010.

Our total liabilities are $122,408 as of March 31, 2011, compared to $97,808 as of December 31, 2010.

CAPITAL RESOURCES

We have only common stock as our capital resource.

As we continue to build markets for ESP services and programs, substantial capital will be needed to pay for sales and marketing, website development, equipment and service, plus usual start up and normal operating costs.

NEED FOR ADDITIONAL FINANCING

We will need to secure a minimum of $200,000 in funds to finance our business in the next 9 months in addition to the funds which will be used to stay public, which funds will be used as set forth below. However in order to become profitable we may still need to secure additional debt or equity funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from shareholders as described below, or any planned material acquisitions. We anticipate our monthly burn rate for the next 9 to 12 months to be approximately $25,000 per month, including the maximum estimated $50,000 costs of staying public.

Until we generate operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be less than $120,000 annually, will be funded as a loan from our shareholders without interest due upon demand, to the extent that funds are available to do so. Our shareholders are not obligated to provide these or any other funds although they have indicated that they currently intend to do so and that they sufficient liquid assets to meet all of these anticipated future obligations if we do not generate operating revenues or secure other funding. There is no dollar limit to the amount they have agreed to provide. At March 31, 2011, our shareholders have loaned us an aggregate of $100,000 pursuant to the forgoing. If we fail to meet these requirements, we may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On March 28, 2011, the Securities and Exchange Commission SEC ordered, pursuant to Section 12(k) of the Securities Exchange Act of 1934, that trading in the securities of our company is suspended for a period of ten days, from 9:30 a.m. EDT on March 28, 2011, through 11:59 p.m. EDT on April 08, 2011. This order for trading suspension was filed under the File No. 500-1.

The Commission gave the following reason for the order of trading suspension (extract of the order): “It appears to the Securities and Exchange Commission that there is a lack of current and accurate information concerning the securities of Euro Solar Parks, Inc. (“Euro Solar”) because of possible manipulative conduct occurring in the market for the company’s stock. Euro Solar is quoted on the OTC Bulletin Board and OTC Link under the ticker symbol ESLP.” (The entire suspension order text can be found on the SEC website under the following link: www.sec.gov/litigation/suspensions/2011/34-64129-o.pdf)

On March 28, 2011, the Securities and Exchange Commission SEC published the Litigation Release No. 21902 and announced that it filed a civil injunctive action against Joseph Catapano ("Catapano") and Michael Piervinanzi ("Piervinanzi"), alleging that they engaged in a fraudulent broker bribery scheme designed to manipulate the market for the common stock of Euro Solar Parks, Inc. ("Euro Solar"). The related complaint was filed on March 25, 2011 in federal court in Brooklyn, New York and is publicly available on the SEC website on the following link: www.sec.gov/litigation/complaints/2011/comp21902.pdf.

It is our understanding that the Commission filed its complaint against the individuals Joseph Catapano ("Catapano") and Michael Piervinanzi ("Piervinanzi"), but not against our Company and/or our subsidiary and/or our board of directors. In connection with the ongoing investigations, we have been contacted by the authorities and are cooperating fully.

According to our own investigations as well as our record of files, the Company has never had issued any shares to the individuals as mentioned above. We have no knowledge of these individuals, and have never had, and do not have, any arrangements or agreements with them for any purpose.

Apart from the current legal proceeding as described above, we know of no other material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any other material proceeding or material pending litigation. There are no other proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. REMOVED AND RESERVED.

None.

ITEM 5. OTHER INFORMATION.

As a result of the ten-day trading suspension from March 28 until April 08, 2011, OTC Markets Group, Inc., which operates the interdealer quotation system for broker-dealers to trade unlisted securities with the market tiers OTCQX, OTCQB and OTC Pink (www.otcmarkets.com), has discontinued the display of quotes on www.otcmarkets.com for our security.

In order to get our quote unblocked and become again an OTCQB company, we need at least one market maker that will sponsor our security by submitting and filing a Form 211 and quote our securities on the OTC Link interdealer quotation system.

Since April 15, 2011, we have been in communication with several market makers in order to obtain such sponsorship. Based on the conversations with some of the market makers we recently approached, we are of the opinion it is reasonable to expect that our quote will be displayed again on www.otcmarkets.com within the next few weeks.

FINRA has re-started to display quotes for our security on the FINRA’s operated OTC Bulletin Board (OTCBB) immediately after the end of the trading suspension period.

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

Euro Solar Parks, Inc.
(Registrant)

By: /s/ Dimitrios Argyros
Dimitrios Argyros
Chairman and CEO

In accordance with the requirements of the Securities Act of 1933, this report was signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dimitrios Argyros	Chairman, President, CEO and CFO, Principal Executive Officer and Principal Accounting Officer	May 12, 2011