Form 10-Q
period 2011-06-30
EURO SOLAR PARKS, INC.
filed 2011-08-15
CIK 1478176

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Euro Solar Parks, Inc.
(Exact name of registrant as specified in its charter)

354 Route 17 South, Ste. 23 Upper Saddle River, N.J. 07458 (Company Address)

917-868-6825 (phone)

Nevada	26-3866816
(State or other jurisdiction of incorporation Or organization)	(I.R.S. Employer Identification No.)

Agent For Service:
Laughlin Associates, Inc.
2533 N. Carson Street
Carson City, NV 89706, USA
Phone: +1 (775) 883-8484
Fax: +1 (775) 883-4874
Web: www.laughlinusa.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 63,451,000 common shares issued and outstanding as of August 12, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C O N T E N T S

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2011 AND DECEMBER 31, 2010

ASSETS

	June 30, 2011	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$11,960	$14,439
Prepaid expenses	4,658	4,333

Total Current Assets	16,618	18,772

PROPERTY
Land for development	7,799	912

NET PROPERTY	7,799	912

TOTAL ASSETS	$24,417	$19,684

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$12,500	$10,831
Accrued expenses - related party	15,977	16,977
Notes payable - related party	120,000	70,000
Note payable - investor	20,000	-0-

Total Current Liabilities	168,477	97,808

TOTAL LIABILITIES	168,477	97,808

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 shares
authorized, 62,187,000 shares issued and outstanding	62,187	62,187
Additional paid-in capital	39,363	39,363
Cumulative translation adjustment	(135)	(41)
Deficit accumulated during the development stage	(245,475)	(179,633)

STOCKHOLDERS' DEFICIT	(144,060)	(78,124)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$24,417	$19,684

The accompanying notes are an integral part of these financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2011	June 30, 2010
REVENUE
Sales	$-0-	$-0-

TOTAL REVENUE	-0-	-0-

EXPENSES
Bank charges	206	459
Director fees	2,500	2,500
Entertainment and travel	50	-0-
Freight charges	83	5
General and administrative expenses	1,115	1,030
Professional fees	39,980	43,300
Public and investor relations	1,880	8,934
Rent expense	900	900
Taxes - other	39	-0-

TOTAL EXPENSES	46,753	57,128

OPERATING LOSS	(46,753)	(57,128)

Provision for income taxes	-0-	-0-

NET LOSS	$(46,753)	$(57,128)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	62,187,000	62,187,000

NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM OCTOBER 21, 2008 (INCEPTION) TO JUNE 30, 2011

	For the Six	For the Six	Period from
	Months Ended	Months Ended	Inception to
	June 30, 2011	June 30, 2010	June 30, 2011
REVENUE
Sales	$-0-	$-0-	$-0-

TOTAL REVENUE	-0-	-0-	-0-

EXPENSES
Advertising expense	-0-	-0-	3,000
Bank charges	387	1,565	3,802
Director fees	5,000	5,000	27,017
Entertainment and travel	50	-0-	149
Freight charges	276	5	1,800
General and administrative expenses	2,639	2,390	10,642
Professional fees	51,926	47,450	176,378
Public and investor relations	3,375	10,493	13,838
Rent expense	1,800	1,800	7,200
Repair and maintenance	-0-	200	325
Taxes - other	389	-0-	1,324

TOTAL EXPENSES	65,842	68,903	245,475

OPERATING LOSS	(65,842)	(68,903)	(245,475)

Provision for income taxes	-0-	-0-	-0-

NET LOSS	$(65,842)	$(68,903)	$(245,475)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	62,187,000	62,187,000

NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD FROM OCTOBER 21, 2008 (INCEPTION) TO JUNE 30, 2011

					Deficit
					Accumulated
			Additional	Cumulative	During	Total
	Common Stock		Paid-in	Translation	Development	Stockholders'
	Shares	Amount	Capital	Adjustment	Stage	Equity

Balance, October 21, 2008	-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Common stock
issued	60,810,000	4,054	93,699	-0-	-0-	97,753

Net loss for the period	-0-	-0-	-0-	-0-	(21,359)	(21,359)

Balance, December 31, 2008	60,810,000	4,054	93,699	-0-	(21,359)	76,394

Common stock
issued	1,302,000	87	4,543	-0-	-0-	4,630

Common stock
issued for services	75,000	5	345	-0-	-0-	350

Net loss and translation
adjustment	-0-	-0-	-0-	(2)	(58,102)	(58,104)

Balance, December 31, 2009	62,187,000	4,146	98,587	(2)	(79,461)	23,270

Common stock
15-1 forward split	0	58,041	(58,041)	-0-	-0-	0

Deemed dividend related to
acquisition of entity under
common control	0	-0-	(1,183)	-0-	-0-	(1,183)

Net loss and translation
adjustment	-0-	-0-	-0-	(39)	(100,172)	(100,211)

Balance, December 31, 2010	62,187,000	62,187	39,363	(41)	(179,633)	(78,124)

Net loss and translation
adjustment	-0-	-0-	-0-	(94)	(65,842)	(65,936)

Balance, June 30, 2011	62,187,000	$62,187	$39,363	$(135)	$(245,475)	$(144,060)

The accompanying notes are an integral part of these financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM OCTOBER 21, 2008 (INCEPTION) TO JUNE 30, 2011

	For the Six	For the Six	Period from
	Months Ended	Months Ended	Inception to
	June 30, 2011	June 30, 2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,842)	$(68,903)	$(245,475)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock issued for services	-0-	-0-	350
Changes in:
Prepaid expenses	(325)	5,000	(4,658)
Accounts payable	669	(3,081)	12,500
Accrued expenses - related party	-0-	-0-	15,977

NET CASH USED BY OPERATING ACTIVITIES	(65,498)	(66,984)	(221,306)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for land for development	(6,887)	-0-	(6,887)
Cash paid for subsidiary	-0-	-0-	(4,500)
Cash acquired in acquisition of subsidiary	-0-	-0-	2,405

NET CASH USED BY INVESTING ACTIVITIES	(6,887)	-0-	(8,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	50,000	40,000	120,000
Proceeds from notes payable - investor	20,000	-0-	20,000
Cash received for common stock	-0-	-0-	102,383

NET CASH PROVIDED BY FINANCING ACTIVITIES	70,000	40,000	242,383

Exchange rate effect on cash	(94)	19	(135)

NET INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS	(2,479)	(26,965)	11,960

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	14,439	39,566	-0-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$11,960	$12,601	$11,960

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-0-	$-0-	$-0-
Cash paid for income taxes	$-0-	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING INFORMATION:
Deemed dividend related to acquisition of entity under common control	$-0-	$-0-	$(1,183)

The accompanying notes are an integral part of these financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

The results of operations for the six months ended June 30, 2011 are not indicative of the results that may be expected for the full year.

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
JUNE 30, 2011

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred $-0- and $-0- of advertising expense during the six months ended June 30, 2011 and 2010, respectively.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses – related party, and notes payable – related party and shareholder.  The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Stock-based Compensation
The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. As of June 30, 2011, the Company has not issued any share-based payments to its employees.

Comprehensive Income (Loss)
The Company adopted ASC 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  There were no items of comprehensive income (loss) applicable to the Company during the period covered in these financial statements.

Net Loss Per Share
We present basic loss per share on the face of the statement of operations.  Basic loss per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.  As of June 30, 2011, the Company had no stock options or securities convertible into any form of equity outstanding; therefore, no diluted loss per share is shown.  All shares issued as part of our initial capitalization have been treated as having been outstanding since our inception on October 21, 2008.

Recent Accounting Pronouncements
Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

3.         PREPAID EXPENSES

Prepaid expenses consist of four months of services with a shareholder of the Company from a one year contract expiring October 30, 2011.

4.         PURCHASE OF LAND FOR DEVELOPMENT

On March 17, 2011, the Company purchased approximately 49 acres of land located in Karlovo Municipality, Bulgaria.  The land costs have been added to the account Land for development.

5.  NOTES PAYABLE

Notes payable - shareholders

The Company has six notes payable in the amount of $120,000 to two shareholders.  As of June 30, 2011, no terms for repayment or interest rate have been established.  The notes are unsecured non-interest bearing and due on demand.

Note payable - investor

The Company has a note payable in the amount of $20,000 to an investor.  As of June 30, 2011, no terms for repayment or interest rate have been established.  The note is unsecured non-interest bearing and due on demand.

6.         RELATED PARTY TRANSACTION

The Company has entered into an agreement with a shareholder for his services as director and officer of the Company for a period of one year commencing on the date of the agreement, being October 30, 2010.  The agreement is for a base fee of $10,000.  Eight months of the contract amount have been expensed at June 30, 2011.  The agreement also provides that the shareholder receive 75,000 shares of common stock subject to Rule 144, which were issued in May 2009 and valued at $.07 cents per share or $350.

The Company has also entered into a retainer agreement for special services with the same shareholder related to preparation and execution of defense representation during a Securities and Exchange Commission investigation.  The $5,000 fee has been included in Accounts payable at June 30, 2011.

The Company has entered into an agreement with a shareholder for his services as director and officer of the Company for a period of one year commencing on the date of the agreement, being October 30, 2010.  The agreement is for a base fee of $10,000.  Eight months of the contract amount have been expensed at June 30, 2011.  The agreement also provides that the shareholder receive 75,000 shares of common stock subject to Rule 144, which were issued in May 2009 and valued at $.07 cents per share or $350.

The Company has also entered into a retainer agreement for special services with the same shareholder related to preparation and execution of defense representation during a Securities and Exchange Commission investigation.  The $5,000 fee has been included in Accounts payable at June 30, 2011.

Accrued expenses - related party

Accrued expenses consisted of the following:

	June 30, 2011	December 31, 2010
Accrued professional fees	$14,964	$14,964
Accrued expenses	1,013	2,013
Total Accrued Expenses	$15,977	$16,977

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

7.         INCOME TAXES

For the period ended June 30, 2011, the Company incurred a net loss of approximately $65,800 and therefore has no tax liability.  The cumulative loss of approximately $245,400 will be carried forward and can be used through the year 2030 to offset future taxable income.  In the future, the cumulative net operating loss carry forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

ASC 740-10 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes consists of the following as of June 30, 2011 and December 31, 2010:

Federal income tax attributable to:	June 30, 2011	December 31, 2010
Current operations	$22,372	$34,058
Less: valuation allowance	(22,372)	(34,058)
Net provision for federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2011	December 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$83,300	$61,000
Valuation allowance	(83,300)	(61,000)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $245,400 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

There were 62,187,000 shares of common stock outstanding as of June 30, 2011.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

12.         SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2011 through August 4, 2011 and has determined that it has the following:

In July, 2011, the Company acquired 100% of the membership interest of CONLEXA SVERIGE AB, a Swedish Private Company Limited by Shares ("CON"), an engineering and advisory firm specializing in engineering services for national infrastructure projects in the fields of energy supply and telecommunication.  The total purchase price was paid in 1,264,000 common shares of the Company valued at $0.01 per share, to be issued to the Seller.

In July, 2011, the Company changed the Corporate Headquarters to new office accommodation in Upper Saddle River, NJ 07458.  The term of the lease agreement is six months, which began August 01, 2011, and is automatically extended for the next six months in the same conditions and rent.  Under the new terms of the lease, the Company is required to pay a monthly rent of $500 which has to be paid at the end of each calendar month due for the upcoming month.  The lease ends upon notification by written notice not less than 30 days prior to the date of termination.  No security deposit was required.

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

Euro Solar Parks acts as a holistic general contractor, which means that the company manages and controls the entire process from development to construction up to operation and maintenance of solar power plants. Operations means, that the company will sell the electricity, produced by the wholly-owned solar power plants, to the local and/or national power networks of its target markets.

For the period from inception in October, 2008 to June 30, 2011, we have not generated any revenues to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt, if any, of private placement proceeds. With the receipt of any of these private placement proceeds, the Company expects to see significant growth in 2011 and 2012 as we are increasing marketing efforts, bringing on additional projects and future customers are becoming more aware of our brand, which we believe may facilitate our ability to raise additional capital. There can be no assurances we will be able to raise any additional capital.

Results of Operations for the three and six months ended June 30, 2011 and 2010, and from October 21, 2008 (inception) to June 30, 2011.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Revenues

For the three and six months ended June 30, 2011 and 2010 we did not generate any revenues. We incurred net losses of ($46,753) for the three months and ($65,842) for the six months ended June 30, 2011, and net losses of ($57,128) for the three months and ($68,903) for the six months ended June 2010. From inception to June 30, 2011, we incurred a cumulative net loss of ($245,475) so far.

Operating Expenses

Operating expenses during the three months ended June 30, 2011 totaled $46,753, as compared to $19,088 for the three months ended March 31, 2011, and totaled $65,842 for the six months ended June 30, 2011; whereby operating expenses during the three months ended June 30, 2010 totaled $57,128, as compared to $11,775 for the three months ended March 31, 2010, and totaled $68,903 for the six months ended June 30, 2010.

During such periods our expenses primarily related to the preparation and implementation of our planned principal operations and furthermore to certain special legal services related to preparation and execution of defense representation during a Securities and Exchange Commission (SEC) investigation. Such expenses consisted substantially of legal and accounting fees of $27,657, professional fees of $12,323, and director fees of $2,500 for the three months ended June 30, 2011, totaling legal and accounting fees of $37,880, professional fees of $14,046, and director fees of $5,000 for the six months ended June 30, 2011.

Such expenses consisted substantially of legal and accounting fees of $7,300, professional fees of $36,000, and director fees of $2,500 for the three months ended June 30, 2010, totaling legal and accounting fees of $11,100, professional fees of $36,350, and director fees of $5,000 for the six months ended June 30, 2010 respectively.

The increase in legal and accounting expenses of $27,657 for the three months ended June 30, 2011, compared to the $11,946 for the three month ended March 31, 2011, is the result of some special legal services related to preparation and execution of a defense representation during a Securities and Exchange Commission (SEC) investigation which started on March 28, 2011 and which is still ongoing as per reporting date. (See also PART II – OTHER INFORMATION, ITEM 1. LEGAL PROCEEDINGS, below for additional information on this matter.)

From inception to June 30, 2011 we had a total of legal and accounting expenses of $87,852 and professional fees of $88,526, which is also a result of the S1 filings and the related accounting and auditing cost during 2010.

Our results of operations for the three and six months ended June 30, 2011 and the period from inception to June 30, 2011 are not necessarily indicative of the results that may occur for any future period. We expect to expand our business and client base, which will result in increasing expenses as we develop and build our operations. We anticipate that we will complete the first start-up tasks within the next three to six months and begin to generate first operational revenue from the first quarter in 2012 onwards.

Net Loss

For the three and six months ended June 30, 2011 and 2010 we did not generate revenues and incurred losses of ($46,753) for the three months and ($65,842) for the six months ended June 30, 2011, and net losses of ($57,128) for the three months and ($68,903) for the six months ended June 2010. From inception to June 30, 2011, we incurred a cumulative loss of ($245,475) so far.

Liquidity and Capital Resources

As of June 30, 2011, we had current assets of $16,618, including cash of $11,960 as compared to current assets of $17,450, including cash of $11,617 as of March 31, 2011. As of December 2010, we had current assets of $18,722, including cash of $14,439.

Net cash used in operating activities was ($65,498) for the six months ended June 30, 2011 compared to ($66,984) for the same period in 2010. The cash used in operating activities is primarily attributable to amounts paid for accounting and legal as well as professional services. From inception to June 30, 2011 we have used a total of net cash of ($221,306) in operating activities.

Net cash provided by financing activities during the six months ended June 30, 2011 was $70,000, whereof $50,000 was provided as non-interest bearing shareholder loans and $20,000 as non-interest bearing senior loan.

No shares were sold and no warrants were exercised during the six months ended June 30, 2011.

Since inception in October 2008, we have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements for operations and capital expenditures during the next twelve months. We have current assets of $16,618 at June 30, 2011, including cash of $11,960. We therefore will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. As of June 30, 2011, we have secured no sources of loans or raised any funds from private placements.

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

For 2010 we had start-up costs of approximately $110,000, mainly for business administration and general management, and furthermore for the set-up of our first local office infrastructure and the start of some pre-planning and development work for the first solar power plant project. For 2011 we estimate additional start-up costs of up to $300,000 for the further development of our local operations, hiring some operational staff and the development of our land resources into commercial land, which requires the preparation of the necessary documentation, such as detailed structural plan, and signing a contract with the regional Electricity Distribution Company. These start-up costs do not include any costs for the start of any construction and building work for the first solar power plant.

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

During the current reporting period, April to June 2011, we have entered into certain conversations and negotiations with several potential project owners and business partners in order to assess the acquisitions of several additional solar power plant projects and related land resources. As of this date of report the conversations and negotiations are ongoing, whereby it is our goal to close selected transactions during the next six months. However, we currently have no contract, agreement or commitment for any additional funding.

Recent Investment Activities

On March 17, 2011, the Company acquired additional land resources through its wholly-owned Bulgarian subsidiary, Euro Solar Parks Bulgaria, LLC. The property is located in the Karlovo Municipality, Bulgaria, 120km east from Sofia and 40km north from Plovdiv and has a total land area of 49,192 m2. The distance to the national electricity grid measures around 300 meters, and to the next village (Beguntsi) around 700 meters. The total purchase price of the land plot was BGN 9,000 (approx. USD 6,000), which was paid in cash on March 17, 2011.

On July 28, 2011, the Company acquired 100% of the membership interest of CONLEXA SVERIGE AB, a Swedish Private Company Limited by Shares ("CON") specializing in engineering services for national infrastructure projects in the fields of energy supply and telecommunication. The total purchase price of the shares was USD 12,460, which is to be paid during August 2011 in 1,264,000 common shares of the Company valued at $0.01 per share.

SHORT TERM

On a short-term basis, we have generated no revenues to cover operations. We will have insufficient revenue to satisfy current and recurring liabilities as we continue to build the business. For short term needs we will be dependent on receipt, if any, of public offering or private placement proceeds and loans from management or shareholders as described below.

Our assets consist of a checking account with a balance of $11,960, and prepaid expenses of $4,658 as of June 30, 2011, as compared to a checking account balance of $11,617, and prepaid expenses of $5,833 as of March 31, 2011. As of December 31, 2010, we had an account balance of $14,439, and prepaid expenses of $4,333.

Our total liabilities increased from $122,408 as of March 31, 2011 to $168,477 as of June 30, 2011, as compared to total liabilities of $97,808 as of December 31, 2010.

CAPITAL RESOURCES

We have only common stock as our capital resource.

As we continue to build markets for ESP services and programs, substantial capital will be needed to pay for sales and marketing, website development, equipment and service, plus usual start up and normal operating costs.

NEED FOR ADDITIONAL FINANCING

We will need to secure a minimum of $200,000 in funds to finance our business in the next 6 months in addition to the funds which will be used to stay public, which funds will be used as set forth below. However in order to become profitable we may still need to secure additional debt or equity funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from shareholders as described below, or any planned material acquisitions. We anticipate our monthly burn rate for the next 9 to 12 months to be approximately $25,000 per month, including the maximum estimated $50,000 costs of staying public.

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

As per June 30, 2011, our shareholders have loaned us an aggregate of $140,000 pursuant to the forgoing. If we fail to meet these requirements, we may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

LIMITED FINANCING

We may borrow money to finance our future operations. Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans.

We may issue additional shares to finance our future operations through the selling of additional shares.

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

In February 2011, FSC was renamed into the new company name EURO SOLAR PARKS BULGARIA, LLC.

b)
In July, 2011, the Company acquired 100% of the membership interest of CONLEXA SVERIGE AB ("CON"), a Swedish Private Company Limited by Shares, specializing in engineering and advisory services for national infrastructure projects in the fields of energy supply and telecommunication.

The total purchase price for CON was $12,640 and is to be paid in 1,264,000 common shares of the Company valued at $0.01 per share.

Leases

c)
On July 28, 2011, the Company entered into a new office lease for the Corporate Headquarters in Upper Saddle River, New Jersey. Under the new terms of the lease, the Company is required to pay a monthly rent of $500 which has to be paid at the end of each calendar month due for the upcoming month. The lease ends upon notification by written notice not less than 30 days prior to the date of termination. No security deposit was required.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On March 28, 2011, the Securities and Exchange Commission SEC ordered, pursuant to Section 12(k) of the Securities Exchange Act of 1934, that trading in the securities of our company is suspended for a period of ten days, from 9:30 a.m. EDT on March 28, 2011, through 11:59 p.m. EDT on April 08, 2011. This order for trading suspension was filed under the File No. 500-1 (Release No. 64129).

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

Since April 15, 2011, we have been in communication with several market makers in order to obtain such sponsorship. Based on the conversations with some of the market makers we recently approached, we are of the opinion it is reasonable to expect that our quote will be displayed again on www.otcmarkets.com within the next future. However, we have no agreement with any market maker concerning this and can offer no assurance as to if or when it would occur.
FINRA has re-started to display quotes for our security on the FINRA’s operated OTC Bulletin Board (OTCBB) immediately after the end of the trading suspension period.

ITEM 6. EXHIBITS.

Exhibit No.	Document Description

31	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32 **	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

101***
The following materials from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

**  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

*** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Signature	Title	Date

/s/ Dimitrios Argyros	Chairman, President, CEO and CFO, Principal Executive Officer and Principal Accounting Officer	August 12, 2011

EXHIBIT INDEX

Exhibit No.	Document Description

31	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32 **	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

101***
The following materials from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

**  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

*** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.