Form 10-Q
period 2011-09-30
EURO SOLAR PARKS, INC.
filed 2011-11-21
CIK 1478176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Commission File Number: 333-163600

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Euro Solar Parks, Inc.
(Exact name of registrant as specified in its charter)

345 Route 17 South, Suite 23 Upper Saddle River, N.J. 07458 (Company address)

Telephone: 1-201-377-0477 Fax: 1-646-607-8849

Nevada	26-3866816
(State or other jurisdiction of incorporation Or organization)	(I.R.S. Employer Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,499,279 common shares issued and outstanding as of September 30, 2011.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C O N T E N T S

PAGE

FINANCIAL STATEMENTS:

Consolidated Balance Sheets (Unaudited) as of September 30, 2011 and December 31, 2010	F-1

Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2011 and 2010	F-2

Consolidated Statements of Operations (Unaudited) for the nine months ended September 30, 2011 and 2010 and for the period from October 21, 2008 (Inception) to September 30, 2011	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) (Unaudited) for the period from October 21, 2008 (Inception) to September 30, 2011	F-4

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and 2010 and for the period from October 21, 2008 (Inception) to September 30, 2011	F-5

Notes to the Consolidated Financial Statements	F-6-F-13

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

ASSETS

	September 30, 2011	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$ 37,321	$ 14,439
Stock subscription receivable	2,646	-0-
Accounts receivable	227,426	-0-
Prepaid expenses	7,747	4,333

Total Current Assets	275,140	18,772

PROPERTY
Land for development	7,799	912

NET PROPERTY	7,799	912

OTHER ASSETS
Security deposits	508	-0-
Goodwill	216,483	-0-

TOTAL OTHER ASSETS	216,991	-0-

TOTAL ASSETS	$ 499,930	$ 19,684

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 73,383	$ 10,831
Accrued expenses - related party	15,977	16,977
Notes payable - related parties	132,157	70,000

Total Current Liabilities	221,517	97,808

LONG TERM LIABILITIES
Deferred income taxes-Foreign	50,885	-0-

TOTAL LONG TERM LIABILITIES	50,885	-0-

TOTAL LIABILITIES	272,402	97,808

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 100,000,000 shares
authorized, 91,499,279 shares issued and outstanding (62,187,000 - 2010)	91,499	62,187
Additional paid-in capital	301,471	39,363
Cumulative translation adjustment	(370)	(41)
Deficit accumulated during the development stage	(165,072)	(179,633)

STOCKHOLDERS' EQUITY (DEFICIT)	227,528	(78,124)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$ 499,930	$ 19,684

See accompanying notes to these financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2011	September 30, 2010
REVENUE
Sales	$ 336,219	$ -0-

TOTAL REVENUE	336,219	-0-

EXPENSES
Bank charges	379	142
Director fees	2,500	2,500
Employee benefits	625	-0-
Freight charges	384	145
Legal and accounting	22,972	12,122
Office supplies	710	-0-
Payroll	3,538	-0-
Professional fees	137,642	1,000
Public and investor relations	(1,125)	2,095
Rent expense	5,168	900
Taxes - other	10,429	50
Telephone	191	150
Travel	20,451	-0-
Website maintenance	1,069	982

TOTAL EXPENSES	204,933	20,086

OPERATING INCOME (LOSS)	131,286	(20,086)

OTHER INCOME (EXPENSE)
Interest income	1	-0-
Taxes - foreign income	(50,885)	-0-

TOTAL OTHER INCOME (EXPENSE)	(50,884)	-0-

Provision for income taxes	-0-	-0-

NET INCOME (LOSS)	$ 80,402	$ (20,086)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	71,984,043	62,187,000

NET INCOME (LOSS) PER SHARE	$ 0.00	$ (0.00)

See accompanying notes to these financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FOR THE PERIOD FROM OCTOBER 21, 2008 (INCEPTION) TO SEPTEMBER 30, 2011

	For the Nine	For the Nine	Period from
	Months Ended	Months Ended	Inception to
	September 30, 2011	September 30, 2010	September 30, 2011
REVENUE
Sales	$ 336,219	$ -0-	$ 336,219

TOTAL REVENUE	336,219	-0-	336,219

EXPENSES
Advertising expense	-0-	-0-	3,000
Bank charges	765	1,707	4,180
Director fees	7,500	7,500	29,517
Employee benefits	625	-0-	625
Entertainment	-0-	-0-	69
Freight charges	660	150	2,184
Legal and accounting	60,852	23,222	110,824
Office supplies	990	54	1,244
Payroll	3,538	-0-	3,538
Professional fees	151,688	37,350	226,168
Public and investor relations	2,250	12,588	12,713
Rent expense	6,968	2,700	12,368
Repair and maintenance	-0-	200	325
Taxes - other	10,818	50	11,753
Telephone	511	620	2,031
Travel	20,501	-0-	20,531
Website maintenance	3,108	2,848	9,337

TOTAL EXPENSES	270,774	88,989	450,407

OPERATING INCOME (LOSS)	65,445	(88,989)	(114,188)

OTHER INCOME (EXPENSE)
Interest income	1	-0-	1
Taxes - foreign income	(50,885)	-0-	(50,885)

TOTAL OTHER INCOME (EXPENSE)	(50,884)	-0-	(50,884)

Provision for income taxes	-0-	-0-	-0-

NET INCOME (LOSS)	$ 14,561	$ (88,989)	$ (165,072)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	65,500,706	62,187,000

NET INCOME (LOSS) PER SHARE	$ 0.00	$ (0.00)

See accompanying notes to these financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD FROM OCTOBER 21, 2008 (INCEPTION) TO SEPTEMBER 30, 2011

					Deficit
					Accumulated
			Additional	Cumulative	During	Total
	Common Stock		Paid-in	Translation	Development	Stockholders'
	Shares	Amount	Capital	Adjustment	Stage	Equity (Deficit)

Balance, October 21, 2008	-0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

Common stock
issued	60,810,000	4,054	93,699	-0-	-0-	97,753

Net loss for the period	-0-	-0-	-0-	-0-	(21,359)	(21,359)

Balance, December 31, 2008	60,810,000	4,054	93,699	-0-	(21,359)	76,394

Common stock
issued	1,302,000	87	4,543	-0-	-0-	4,630

Common stock
issued for services	75,000	5	345	-0-	-0-	350

Net loss and translation
adjustment	-0-	-0-	-0-	(2)	(58,102)	(58,104)

Balance, December 31, 2009	62,187,000	4,146	98,587	(2)	(79,461)	23,270

Common stock
15-1 forward split	0	58,041	(58,041)	-0-	-0-	0

Deemed dividend related to
acquisition of entity under
common control	0	-0-	(1,183)	-0-	-0-	(1,183)

Net loss and translation
adjustment	-0-	-0-	-0-	(39)	(100,172)	(100,211)

Balance, December 31, 2010	62,187,000	62,187	39,363	(41)	(179,633)	(78,124)

Common stock issued
for investments	22,645,612	22,645	203,775	-0-	-0-	226,420
for loans paid off	6,000,000	6,000	54,000	-0-	-0-	60,000
for services	666,667	667	4,333	-0-	-0-	5,000

Net income and translation
adjustment	-0-	-0-	-0-	(329)	14,561	14,232

Balance, September 30, 2011	91,499,279	$ 91,499	$ 301,471	$ (370)	$ (165,072)	$ 227,528

See accompanying notes to these financial statements.

EURO SOLAR PARKS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FOR THE PERIOD FROM OCTOBER 21, 2008 (INCEPTION) TO SEPTEMBER 30, 2011

	For the Nine	For the Nine	Period from
	Months Ended	Months Ended	Inception to
	September 30, 2011	September 30, 2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 14,561	$ (88,989)	$ (165,072)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock issued for services	5,000	-0-	5,350
Deferred foreign taxes	50,885	-0-	50,885
Changes in assets and liabilities:
Prepaid expenses	(3,414)	6,600	(7,747)
Accounts receivable	(227,426)	-0-	(227,426)
Security deposit	(508)	-0-	(508)
Accounts payable	62,552	1,147	73,383
Accrued expenses - related party	(1,000)	-0-	15,977

NET CASH USED BY OPERATING ACTIVITIES	(99,350)	(81,242)	(255,158)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for land for development	(6,887)	-0-	(6,887)
Cash paid for subsidiary	-0-	-0-	(4,500)
Cash acquired in acquisition of subsidiary	7,291	-0-	9,696

NET CASH USED BY INVESTING ACTIVITIES	404	-0-	(1,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	62,157	60,000	132,157
Proceeds from notes payable - investor	60,000	-0-	60,000
Issuance of common stock	-0-	-0-	0
Cash received for common stock	-0-	-0-	102,383

NET CASH PROVIDED BY FINANCING ACTIVITIES	122,157	60,000	294,540

Exchange rate effect on cash	(329)	19	(370)

NET INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS	22,882	(21,223)	37,321

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	14,439	39,566	-0-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 37,321	$ 18,343	$ 37,321

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -0-	$ -0-	$ -0-
Cash paid for income taxes	$ -0-	$ -0-	$ -0-

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING INFORMATION:
Deemed dividend related to acquisition of entity under common control	$ -0-	$ -0-	$ (1,183)
Conversion of note payable to common stock	$ 60,000	$ -	$ 60,000
Common stock issued for purchase of entities recorded as goodwill	$ 216,483	$ -0-	$ 216,483
Stock subscription receivable acquired in acquisition of subsidiaries	$ 2,646	$ -0-	$ 2,646

See accompanying notes to these financial statements.

EURO SOLAR PARKS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

1.  NATURE OF BUSINESS

Euro Solar Parks, Inc. was incorporated in Nevada on October 21, 2008.  The Company’s business purpose is developing, building and operating commercial solar power plants with a focus on the European solar energy market.

In July 2011, the Company acquired Greentech Engineering Sweden, one of the acquired entities per Note 12.  Greentech is the engineering resource arm of Euro Solar Parks, Inc. that provides engineering services to the entire group and to other clients on a commercial basis.  The revenue that is generated during the period is related to engineering services provided to clients in Sweden related to development, telecom and energy efficiency.

In October 2010, the Company acquired 100% of the membership interest of Foreign Support and Consulting, LLC (“FSC”), an advisory firm specializing in the support of foreign companies seeking assistance to enter the Bulgarian energy market.  In February 2011, FSC was renamed into the new company name Euro Solar Parks Bulgaria, LLC.

During the quarter ending September 30, 2011, the Company acquired four other foreign entities.  See Note 12.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30, 2011, the Company had an allowance for uncollectible accounts of $0.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method as described in ASC 350, Goodwill and Other Intangible Assets.  We do not amortize goodwill but test it for impairment annually, or when indications of potential impairment arise.

We recognize fair values utilizing widely accepted valuation techniques, including discounted cash flows and market multiple analyses.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred $-0- and $-0- of advertising expense during the nine months ended September 30, 2011 and 2010, respectively.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses - related party, and notes payable - related party and shareholder.  The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Stock-based Compensation

The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. As of September 30, 2011, the Company has not issued any share-based payments to its employees.

Comprehensive Income (Loss)

The Company adopted ASC 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  All sales revenue as of September 30, 2011 consisted of contract services through its wholly owned subsidiary Greentech Engineering Sweden.

Net Income (Loss) Per Share

We present basic loss per share on the face of the statement of operations.  Basic loss per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.  As of September 30, 2011, the Company had no stock options or securities convertible into any form of equity outstanding; therefore, no diluted loss per share is shown.  All shares issued as part of our initial capitalization have been treated as having been outstanding since our inception on October 21, 2008.

Recent Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

3.  PREPAID EXPENSES

Prepaid expenses consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Director fees	$ 833	$ 4,333
Consulting	750	0
Rent	6,164	0
Total Prepaid Expenses	$ 7,747	$ 4,333

4.  PURCHASE OF LAND FOR DEVELOPMENT

On March 17, 2011, the Company purchased approximately 49 acres of land located in Karlovo Municipality, Bulgaria for $6,887.  The land costs have been added to the account Land for development.

5.  ACCRUED EXPENSES - RELATED PARTY

Accrued expenses consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Accrued professional fees	$ 14,964	$ 14,964
Accrued expenses	1,013	2,013
Total Accrued Expenses	$ 15,977	$ 16,977

6.  NOTES PAYABLE - RELATED PARTIES

The Company has six notes payable in the amount of $120,000 to two shareholders.  As of September 30, 2011, no terms for repayment or interest rate have been established.  The notes are unsecured non-interest bearing and due on demand.

The Company has a note payable in the amount of $12,157 to a shareholder in its Euro Solar Parks, LLC - Serbian subsidiary.  As of September 30, 2011, no terms for repayment or interest rate have been established.  The note is unsecured non-interest bearing and due on demand.

7.  NOTE PAYABLE - INVESTORS

The Company had notes payable in the amount of $60,000 to an investor.  On September 30, 2011, the notes were exchanged for 6,000,000 shares of common stock.

8.  RELATED PARTY TRANSACTION

The Company has entered into an agreement with a shareholder for his services as director and officer of the Company for a period of one year commencing on the date of the agreement, being October 30, 2010.  The agreement is for a base fee of $10,000.  Eleven months of the contract amount have been expensed at September 30, 2011.  The agreement also provides that the shareholder receive 75,000 shares of common stock subject to Rule 144, which were issued in May 2009 and valued at $.07 cents per share or $350.

The Company has also entered into a retainer agreement for special services with the same shareholder related to preparation and execution of defense representation during a Securities and Exchange Commission investigation.  The $5,000 fee during the quarter ended September 30, 2011 was exchanged for 666,667 shares of common stock.

9.  INCOME TAXES

For the period ended September 30, 2011, the Company incurred net income of approximately $14,561 but has incurred losses in prior years and therefore has no tax liability.  The cumulative loss of approximately $165,000 will be carried forward and can be used through the year 2030 to offset future taxable income.  In the future, the cumulative net operating loss carry forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

ASC 740-10 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes consists of the following as of September 30, 2011 and 2010

Federal income tax attributable to:	September 30, 2011	September 30, 2010
Current operations	$ 0	$ 30,256
Less: valuation allowance	0	(30,256)
Net provision for federal income taxes	$ 0	$ 0

9.  INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$ 54,000	$ 61,000
Valuation allowance	(54,000)	(61,000)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $159,100 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has recorded deferred income tax and foreign income tax through its Greentech Engineering Sweden AB subsidiary, in accordance with the requirements of Swedish law.  The tax is 26.3% of the Swedish subsidiary’s taxable income.

10.  STOCKHOLDERS’ EQUITY (DEFICIT)

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

There were 91,499,279 shares of common stock outstanding as of September 30, 2011.

11.  OPERATING LEASE

The Company leases office space under an operating lease from a director of the Company.  The lease began July 1, 2009 and is payable quarterly at $300 per month.  The lease ends upon notification by written notice not less than 90 days prior to the date of termination.  No security deposit was required.

11.  OPERATING LEASE (CONTINUED)

In July, 2011, the Company changed the Corporate Headquarters to new office accommodation in Upper Saddle River, NJ 07458.  The term of the lease agreement is six months, which began August 1, 2011, and is automatically extended for the next six months with the same terms and rent.  Under the new terms of the lease, the Company is required to pay a monthly rent of $500 which has to be paid at the end of each calendar month due for the upcoming month.  The lease ends upon notification by written notice not less than 30 days prior to the date of termination.  No security deposit was required.  As of September 30, 2011, the Company has not moved into the office due to issues with the landlord’s ability to have the space ready.

The Company began leasing office space under an operating lease in Plovdiv, Bulgaria.  The one year lease began September 1, 2011 and is payable monthly at approximately $250 per month.  The lease ends upon notification by written notice not less than 90 days prior to the date of termination.  A security deposit of approximately $500, or two month’s rent, was required.

The Company began leasing office space under an operating lease in Stockholm, Sweden.  The one year lease began September 1, 2011 and is payable monthly at $650 per month.  The lease ends upon notification by written notice not less than 90 days prior to the date of termination.

12.  ACQUISITION OF ENTITIES

Foreign Support and Consulting LLC

In October 2010, the Company acquired the land resources through the acquisition of 100% of the membership interest of the Bulgarian consulting and development firm Foreign Support and Consulting LLC (“FSC"), an advisory firm specializing in the support of foreign companies seeking assistance to enter the Bulgarian energy market.  FSC initially acquired the land resources in October 2010 with the purpose to commercially develop the property by transforming the land resources into industrial status.

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

12.  ACQUISITION OF ENTITIES (CONTINUED)

Conlexa Sweden AB

In July, 2011, the Company acquired 100% of the membership interest of Conlexa Sweden AB, a Swedish Private Company Limited by Shares ("CON"), an engineering and advisory firm specializing in engineering services for national infrastructure projects in the fields of energy supply and telecommunication. The total purchase price was paid in 1,264,000 common shares of the Company valued at $0.01 per share, to be issued to the Seller.

Conlexa Sweden AB changed its name to ESLP Sweden AB (August 2011) and then, as part of the Company's global business development strategy, changed its name to Greentech Engineering Sewden AB (September 2011).

Euro Solar Parks, LLC

In August 2011, the Company acquired 100% of the membership interest of Euro Solar Parks, LLC, a Serbian Single Limited Liability Company, incorporated on June 28, 2011.  The total purchase price was paid in 71,800 common shares of the Company valued at $0.01 per share, to be issued to the Seller.

Hanergy Solar One LLC

In August 2011, the Company acquired 100% of the membership interest of Hanergy Solar One LLC, a Serbian Single Limited Liability Company, incorporated on June 15, 2011.  The total purchase price was paid in 19,408,387 common shares of the Company valued at $0.01 per share, to be issued to the Seller.

Hanergy Solar Two LLC

In August 2011, the Company acquired 100% of the membership interest of Hanergy Solar Two LLC, a Serbian Single Limited Liability Company, incorporated on June 9, 2011.  The total purchase price was paid in 1,829,625 common shares of the Company valued at $0.01 per share, to be issued to the Seller.

Hanergy Solar Three LLC

In August 2011, the Company acquired 100% of the membership interest of Hanergy Solar Three LLC, a Serbian Single Limited Liability Company, incorporated on June 27, 2011.  The total purchase price was paid in 71,800 common shares of the Company valued at $0.01 per share, to be issued to the Seller.

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

14.  SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2011 through November 16, 2011 and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance our products in the marketplace by existing and potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

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

Euro Solar Parks, Inc. was incorporated in the State of Nevada on October 21, 2008.

Overview

Euro Solar Parks, Inc. develops, builds and operates commercial solar power plants; our focus is the supply of solar energy to the European market. The Company owns six wholly-owned foreign entities, providing such services as engineering, management, and project ownership.

The Company intends to manage and control the entire process from concept to financing to reality, including the ongoing maintenance of solar power plants. Our strategy combines a full range of analytics along the entire value chain, designed to ensure stable cost and performance expectations for each solar power project. To date, the Company has not begun earning any revenues from the development, construction, or operation of solar power plants.

In addition to its primary activities related to the solar energy industry, the Company, through a wholly-owned foreign entity, provides engineering services for national infrastructure projects in the fields of energy supply and telecommunications. Currently, this subsidiary, named Greentech Engineering Sweden AB (“Greentech”), is the only source of revenue and income to the Company. Greentech earns revenue by providing consulting services in the fields of energy and telecommunications on a fee-only basis to large corporations and municipalities. Fees are deemed earned once services have been provided and collection is reasonably assured. The Company expects to continue earning revenue and income from Greentech’s operating activities.

During the quarter ending September 30, 2011, the Company acquired five foreign entities; one (located in Sweden) provides engineering services in the energy and telecommunications industry and the other four (located in Serbia) provide management services to the solar energy industry and own contractual rights to develop solar power plants in Serbia. The Company is seeking to raise additional capital to finance these activities or joint venture with a strategic and financial partner for the realization of these opportunities. As of November 18, 2011 we have no contracts, agreements or commitments for such additional financing. If we do not secure such financing, we will not be able to implement our business plan.

For the period from inception on October 21, 2008 to June 30, 2011, the Company did not generate any revenue. During the quarter ending September 30, 2011, the Company appointed a new CEO/President and Director, appointed a Chief Operations Officer and Director, and acquired five foreign entities. As a result, the CEO seat changed, the board composition increased from one director to three, and the Company generated revenue and net income for the first time since inception. For the three and nine months ended September 30, 2011, the Company generated $336,219 in revenue from the activities of Greentech Engineering Sweden AB, a wholly-owned foreign subsidiary of the Company that provides engineering services.

In addition to the activities from Greentech, which is one of the Company’s six wholly-owned foreign entities, the other four wholly-owned foreign entities acquired during the quarter ended September 30, 2011 are all Serbian limited liability companies:

Euro Solar Parks LLC is a company that provides, among other services, management expertise to solar projects located in Serbia. Revenue will be earned from project-based fee income related to the development and construction of these solar power projects, management fees from the ongoing management of each solar power plant, and incentive fees from any profit participation, on a project by project basis.

Hanergy Solar One LLC and Hanergy Solar Two LLC are special purpose entities specifically created to each develop, build and operate a commercial solar power plant in the City of Vranje, Serbia; revenue for both of these entities will be earned from the sale of energy that is produced. Hanergy Solar One LLC is designated by contract with the City of Vranje, Serbia to build a solar power plant up to 10 megawatts. Hanergy Solar Two LLC is designated by contract with the City of Vranje, Serbia to build a solar power plant up to 140 megawatts.

Hanergy Solar Three LLC is also a special purpose entity, which was created to develop, build and operate a commercial solar power plant up to 150 megawatts in the City of Kovin, Serbia; revenue for both of these entities will be earned from the sale of energy that is produced.

None of these four entities generated any revenue during the quarter ended September 30, 2011; however, the Company anticipates earning revenue within the next three to six months from its activities in Serbia. The Company is currently working to finalize some terms related to the launch of each of these projects and raise some working capital to start construction; accordingly, assuming we secure financing in the amount of at least $300,000, we anticipate that we can begin development of our first solar power plant in Serbia within the next three to six months and begin to generate first operational revenue from such activities in the first or second quarter of 2012 and onwards.

During 2010, Euro Solar Parks Bulgaria, LLC, a Bulgarian limited liability company, was acquired and continues to serve as a consulting and development firm for the Bulgarian energy market. Euro Solar Parks Bulgaria, LLC also owns certain land located in the Karlovo Municipality, Bulgaria and is working on two opportunities, one to develop a 0.7 megawatt solar power plant in Bogdan and the other to develop a 2.7 megawatt solar power plant in Beguntsi. This entity did not generate any revenue during the quarter ended September 30, 2011; however, Company is currently working to finalize some terms related to the launch of each of these projects and raise some working capital to start construction. Accordingly, assuming we secure financing in the amount of at least $100,000, we anticipate that we can begin development of our first solar power plant in Bulgaria within the next three to six months and begin to generate first operational revenue from such activities in the first or second quarter of 2012 and onwards.

For ongoing needs (both short-term and long-term), the Company continues to be dependent on receipt, if any, of private placement proceeds. If the receipt of any such private placement proceeds occur, the Company expects leverage its working capital to pursue significant growth opportunities in 2012 as additional projects continue to be negotiated and future partners become more aware of our expertise, which, in turn, we believe may support our ability to raise additional capital. There can be no assurances we will be able to raise any additional capital. On August 12, 2011, the Company received a loan of $40,000 from a private investor, Tikano AB. This loan was converted into 4,000,000 common shares of the Company as of September 30, 2011. Apart from this loan, the Company did not raise any other capital during the quarter ended September 30, 2011. As of November 18, 2011, we have no contracts, agreements or commitments for such additional financing. If we do not secure such financing, we will not be able to implement our business plan.

Results of Operations for the three and nine months ended September 30, 2011 and 2010

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three months ended September 30, 2011 compared with three months ended September 30, 2010

Revenue

For the three months ended September 30, 2011, the Company generated $336,219 in revenue from the activities of Greentech Engineering Sweden AB, a wholly-owned foreign subsidiary of the Company that provides engineering services. The Company remains active in providing these engineering services for national infrastructure projects in the fields of energy supply and telecommunications.

Prior to the three months ended September 30, 2011, the Company generated no revenue. Accordingly, for the three months ended September 30, 2010, the Company generated no revenue.

For the three months ended September 30, 2011 and 2010, the Company continues to have earned no revenue from the development, construction, and operation of solar energy power plants.

Operating Expenses

Operating expenses during the three months ended September 30, 2011 totaled $204,933, as compared to $20,086 for the three months ended September 30, 2010.

During such periods, our expenses are primarily related to professional fees for the performance of engineering services of the wholly-owned foreign subsidiary, the preparation and implementation of our planned principal operations in the solar energy industry, and certain special legal services related to preparation and execution of defense representation during a Securities and Exchange Commission (SEC) investigation, which started on March 28, 2011 and is still ongoing as per reporting date. (See also PART II - OTHER INFORMATION, ITEM 1. LEGAL PROCEEDINGS below for additional information on this matter.) Such expenses consisted substantially of professional fees of $137,642, legal and accounting fees of $22,972, and travel expenses of $20,451 for the three months ended September 30, 2011; for the three months ended September 30, 2010, professional fees were $1,000, legal and accounting fees were $12,122, and travel expenses were $0.

Our results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results that may occur for any future period. While we expect to expand our business and client base, these activities will result in corresponding increased expenses as we develop and build our operations. Assuming we secure financing in the amount of at least $3 million, we anticipate that we will begin development of our first solar power plant within the next three to six months and begin to generate first operational revenue from such activities in the first or second quarter of 2012 and onwards.

Net Loss

For the three months ended September 30, 2011, we generated revenue and incurred a net income of $80,402. For the three months ended September 30, 2010, we did not generate any revenue and incurred a net loss of ($20,086).

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

Revenue

For the nine months ended September 30, 2011, the Company generated $336,219 in revenue from the activities of Greentech Engineering Sweden AB, a wholly-owned foreign subsidiary of the Company that provides engineering services. The Company remains active in providing these engineering services for national infrastructure projects in the fields of energy supply and telecommunications.

Prior to the nine months ended September 30, 2011, the Company generated no revenue. Accordingly, for the nine months ended September 30, 2010, the Company generated no revenue.

For the nine months ended September 30, 2011 and 2010, the Company continues to have earned no revenue from the development, construction, and operation of solar energy power plants.

Operating Expenses

Operating expenses during the nine months ended September 30, 2011 totaled $270,774, as compared to $88,989 for the nine months ended September 30, 2010.

During such periods, our expenses are primarily related to professional fees for the performance of engineering services of the wholly-owned foreign subsidiary, the preparation and implementation of our planned principal operations in the solar energy industry, and certain special legal services related to preparation and execution of defense representation during a Securities and Exchange Commission (SEC) investigation, which started on March 28, 2011 and is still ongoing as per reporting date. (See also PART II - OTHER INFORMATION, ITEM 1. LEGAL PROCEEDINGS below for additional information on this matter.) Such expenses consisted substantially of professional fees of $151,688, legal and accounting fees of $60,852, and travel expenses of $20,501 for the nine months ended September 30, 2011; for the nine months ended September 30, 2010, professional fees were $37,350, legal and accounting fees were $23,222, and travel expenses were $0.

Our results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may occur for any future period. While we expect to expand our business and client base, these activities will result in corresponding increased expenses as we develop and build our operations. Assuming we secure financing in the amount of at least $2.5 million, we anticipate that we will begin development of our first solar power plant within the next three to six months and begin to generate first operational revenue from such activities in the first or second quarter of 2012 and onwards.

Net Loss

For the nine months ended September 30, 2011, we generated revenue and incurred a net income of $14,561. For the nine months ended September 30, 2010, we did not generate any revenue and incurred a net loss of ($88,989).

Liquidity and Capital Resources

As of September 30, 2011, we had current assets of $275,140, including cash of $37,321 as compared to current assets of $16,618, including cash of $11,960 as of June 30, 2011. As of December 31, 2010, we had current assets of $18,722, including cash of $14,439.

Net cash used by operating activities was ($99,350) for the nine months ended September 30, 2011 compared to ($81,242) for the same period in 2010. The cash used by operating activities is primarily attributable to amounts paid for professional fees and legal and accounting fees.

Net cash provided by investing activities was $404 for the nine months ended September 30, 2011 compared to $0 for the same period in 2010. The cash used by investing activities is primarily attributable to the purchase of land for development; the cash provided is primarily attributable to the receipt of cash from the acquisition of a wholly-owned subsidiary.

Net cash provided by financing activities during the nine months ended September 30, 2011 was $122,157, whereof $62,157 was provided as non-interest bearing shareholder loans and $60,000 was exchanged into 6,000,000 shares of common stock. During the nine months ended September 30, 2011, the net cash provided by financing activities was $60,000, which is due to a non-interest bearing loan from related parties.

On August 12, 2011, the Company received a loan of $40,000 from a private investor, Tikano AB. This loan was converted into 4,000,000 common shares of the Company as of September 30, 2011.

Since inception, we have recognized limited revenue from our operations. As a result, our current cash position is not sufficient to fund our ongoing cash requirements for operations and capital expenditures during the next twelve months. We therefore will be reliant upon additional shareholder loans and private placements or public offerings of equity to fund any kind of operations. As of September 30, 2011, we have secured no sources of loans and have not raised any funds from private placements except as set forth above. Additionally, none of the shareholders are obligated to make any loans or investments to the Company; any such investments by any of the shareholders are completely discretionary to the shareholders, if any.

Since inception, we have accumulated a deficit of ($165,072), largely related to expenses from business administration, general management, legal and accounting fees, the set-up of our office infrastructure, and the start of some pre-planning and development work for solar power projects. For the quarter ending December 31, 2011 and the year 2012, we estimate additional funding requirements of approximately $300,000 to further develop of our local operations, hiring operational staff, and develop our projects further. These funding estimates do not include any costs for the start of any construction and building work for the first solar power plant. In that respect, assuming we secure financing in the amount of at least an additional $2.5 million to finance the estimated equity portion of the projects we have identified to date, we anticipate that we will begin development of our first solar power plant within the next three to six months and begin to generate first operational revenue from such activities in the first or second quarter of 2012 and onwards. This time frame includes an estimate for the planning and start of the construction of the power plant and its connection to the power grid. The total time of development can vary depending on the size and location of our first solar power plant and the availability of sub-contractors and building materials.

The $2.5 million identified above for acquisition of additional land resources and the construction of our first solar power plant will require additional investment capital either in the form of equity capital, mezzanine financing, or any type of senior loans; alternatively and in addition thereof, the Company may seek to joint venture with a strategic and financial partner for the realization of such opportunities. As of November 18, 2011, we have no contracts, agreements or commitments for such additional financing. If we do not secure such financing, we will not be able to implement our business plan.

As of today, we are not able, yet, to determine in detail the amount of cash and capital requirements to finance the ongoing acquisition of land resources and the construction of our first solar power plant, since acquisition and construction cost mainly depend on the current demand and supply situation in a specific target market. We will prepare a project-specific feasibility study, develop an appropriate financing concept, and start negotiations with potential investors, such as banks, private investment funds and government agencies within the next three to six months.

During the current reporting period, July 1, 2011 to September 30, 2011, we have entered into certain conversations and negotiations with several potential project owners and business partners in order to assess the acquisitions of several additional solar power plant projects and related land resources. As of this date of report, the conversations and negotiations are ongoing, whereby it is our goal to close selected transactions during the next three to six months. However, we currently have no contract, agreement or commitment with any of such entities for such planned activities.

Recent Investment Activities

On March 17, 2011, the Company acquired additional land resources through its wholly-owned Bulgarian subsidiary, Euro Solar Parks Bulgaria, LLC. The property is located in the Karlovo Municipality, Bulgaria, 120km east from Sofia and 40km north from Plovdiv, and has a total land area of 49,192 m2. The distance to the national electricity grid measures approximately 300 meters, and to the next village (Beguntsi) approximately 700 meters. The total purchase price of the land plot was BGN 9,000 (approx. US$6,000), which was paid in cash on March 17, 2011.

On July 28, 2011, the Company acquired 100% of the membership interest of Conlexa Sverige AB, a Swedish private company limited by shares, (“CON”) specializing in engineering services for national infrastructure projects in the fields of energy supply and telecommunication. The total purchase price of the shares was US$12,460, which was paid by issuing 1,264,000 common shares of the Company valued at $0.01 per share. CON changed its name to Greentech Engineering Sweden AB.

On August 24, 2011, the Company entered into a stock purchase agreement with Steven Huynh whereby the Company agreed to purchase from Mr. Huynh 100% of the shares of Euro Solar Parks LLC, a Serbian limited liability company, consisting of all of the capital stock of this entity. The total purchase price was US$718 and was paid by issuing 71,800 common shares of the Company valued at $0.01 per share.

On August 24, 2011, the Company entered into a stock purchase agreement with Seacove Energy Group AG, Switzerland, a Swiss company, whereby the Company agreed to purchase from Seacove Energy Group AG, Switzerland 100% of the shares of Hanergy Solar One LLC, a Serbian limited liability company, consisting of all of the capital stock of this entity. The total purchase price was US$194,048 and was paid by issuing 19,408,387 common shares of the Company valued at $0.01 per share.

On August 24, 2011, the Company entered into a stock purchase agreement with Seacove Energy Group AG, Switzerland, a Swiss company, whereby the Company agreed to purchase from Seacove Energy Group AG, Switzerland 100% of the shares of Hanergy Solar Two LLC, a Serbian limited liability company, consisting of all of the capital stock of this entity. The total purchase price was US$18,296 and was paid by issuing 1,829,625 common shares of the Company valued at US$0.01 per share.

On August 24, 2011, the Company entered into a stock purchase agreement with Steven Huynh whereby the Company agreed to purchase from Mr. Huynh 100% of the shares of Hanergy Solar Three LLC, a Serbian limited liability company, consisting of all of the capital stock of this entity. The total purchase price was US$718 and was paid by issuing 71,800 common shares of the Company valued at $0.01 per share.

Short-Term

Since we have generated limited revenue, we expect to continue having limited revenue in the short-term to cover ongoing operating cash flow needs in the near future. Therefore, for short-term needs, we will continue to be dependent upon additional shareholder loans and private placements or public offerings of equity, if any. Additionally, none of the shareholders are obligated to make any loans or investments to the Company; any such investments by any of the shareholders are completely discretionary to the shareholders, if any.

Our assets consist of a checking account with a balance of $37,321, stock subscription receivable of $2,646, accounts receivable of $227,426, and prepaid expenses of $7,747 as of September 30, 2011, as compared to a checking account balance of $11,960 and prepaid expenses of $4,658 as of June 30, 2011. As of December 31, 2010, we had an account balance of $14,439 and prepaid expenses of $4,333.

Our total liabilities increased from $168,477 as of June 30, 2011 to $272,402 as of September 30, 2011, as compared to total liabilities of $97,808 as of December 31, 2010. This increase is as a result of an increase in accounts receivable, notes payable to related parties, and deferred non-US income tax liability.

Uncertainties and Going-Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business. However, the Company has limited revenue and is in its development stage, and currently lacks the capital to pursue its overall business plan objectives. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Commitments and Contingencies

We have entered into the following operating lease agreements:

a)

In July 2011, the Company changed the Corporate Headquarters to new office accommodation in Upper Saddle River, NJ 07448. The term of the lease agreement is six months, which began August 1, 2011, and is automatically extended for the next six months with the same terms and rent. Under the new terms of the lease, the Company is required to pay a monthly rent of $500, which has to be paid at the end of each calendar month due for the upcoming month. The lease ends upon notification by written notice not less than 30 days prior to the date of termination. No security deposit was required.

b)

The Company’s subsidiary Euro Solar Park Bulgaria LLC began leasing office space under an operating lease in Plovdiv, Bulgaria. The one year lease began September 1, 2011 and is payable monthly at approximately $250 per month. The lease ends upon notification by written notice not less than 90 days prior to the date of termination. A security deposit of approximately $500, or two month’s rent, was required.

c)

The Company’s subsidiary ESLP Sweden AB began leasing office space under an operating lease in Stockholm, Sweden. The one year lease began September 1, 2011 and is payable monthly at $650 per month. The lease ends upon notification by written notice not less than 90 days prior to the date of termination. ESLP subsequently changed its name to Greentech Engineering Sweden AB.

d)

The Company’s subsidiary Euro Solar Parks LLC began leasing an office space under an operating lease in Belgrade, Serbia. The one year lease began October 1, 2011 and is payable monthly at approximately $620 per month. The lease ends upon notification by written notice not less than 3 months prior to the date of termination. A security deposit of approximately $1,240, or two month’s rent, was required.

Off-Balance Sheet Arrangements

The Company maintains no off-balance sheet arrangements.

Critical Accounting Policies

Basis of Accounting

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an initial maturity of six months or less to be cash equivalents.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America consistently applied requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition

We recognized revenue when products are fully delivered or services have been provided and collection is reasonably assured. Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) and Staff Accounting Bulletin No. 104, Revenue Recognition, corrected copy (SAB 104) address certain criteria for revenue recognition. SAB 101 and SAB 104 outline the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Our revenue recognition policies comply with the guidance contained in SAB 101 and SAB 104.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses - related party, and notes payable - related party and shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates, unless otherwise disclosed.

Income Tax

The Company provides for income taxes under ASC 740-10, which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

Stock-Based Compensation

The Company has adopted ASC 718 using the modified prospective method where stock compensation expense includes compensation expense for all stock-based compensation awards granted, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Comprehensive Income (Loss)

The Company has adopted ASC 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

Basic Earnings Per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information under this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2011 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2011, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 28, 2011, the Securities and Exchange Commission SEC ordered, pursuant to Section 12(k) of the Securities Exchange Act of 1934, that trading in the securities of our company is suspended for a period of ten days, from 9:30 a.m. EDT on March 28, 2011, through 11:59 p.m. EDT on April 08, 2011. This order for trading suspension was filed under the File No. 500-1 (Release No. 64129).

The Commission gave the following reason for the order of trading suspension (extract of the order): “It appears to the Securities and Exchange Commission that there is a lack of current and accurate information concerning the securities of Euro Solar Parks, Inc. (“Euro Solar”) because of possible manipulative conduct occurring in the market for the company’s stock. Euro Solar is quoted on the OTC Bulletin Board and OTC Link under the ticker symbol ESLP.” (The entire suspension order text can be found on the SEC website under the following link: http://www.sec.gov/litigation/suspensions/2011/34-64129-o.pdf)

On March 28, 2011, the Securities and Exchange Commission SEC published the Litigation Release No. 21902 and announced that it filed a civil injunctive action against Joseph Catapano (“Catapano”) and Michael Piervinanzi (“Piervinanzi”), alleging that they engaged in a fraudulent broker bribery scheme designed to manipulate the market for the common stock of Euro Solar Parks, Inc. (“Euro Solar”). The related complaint was filed on March 25, 2011 in federal court in Brooklyn, New York and is publicly available on the SEC website on the following link: http://www.sec.gov/litigation/complaints/2011/comp21902.pdf.

The Commission filed a civil and the Department of Justice filed a criminal complaint against the individuals Joseph Catapano (“Catapano”) and Michael Piervinanzi (“Piervinanzi”). As of the date of this Report, the SEC has brought no action against our Company and/or our subsidiary and/or our board of directors or management. In connection with the ongoing investigations, we have been contacted by the authorities and are cooperating fully.

According to our own investigations as well as our internal record, the Company has never had issued any shares to the individuals as mentioned above. We have no knowledge of these individuals, and have never had, and do not have, any arrangements or agreements with them for any purpose.

The Company has fully cooperated with the SEC in this matter and has supplied all documents requested by the SEC.

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

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 12, 2011, the Company received a loan of $40,000 from a private investor, Tikano AB. This loan was converted into 4,000,000 common shares of the Company as of September 30, 2011 at a price of $0.10 per share.

We relied upon Regulation S of the Securities Act of 1933, as amended for the above issuance to non US citizens or residents.

Regulation S was available for sales to non-U.S. shareholders because:

•

None of these issuances involved underwriters, underwriting discounts or commissions;

•

We placed Regulation S required legends on all certificates issued;

•

No offers or sales of stock under the Regulation S offering were made to persons in the United States; and,

•

No direct selling efforts of the Regulation S offering were made in the United States.

In connection with the above transactions, we provided the following to all investors:

•

Access to all our books and records;

•

Access to all material contracts and documents relating to our operations; and,

•

The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective investors were also invited to visit our offices.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION

As a result of the ten-day trading suspension from March 28 until April 08, 2011, OTC Markets Group, Inc., which operates the interdealer quotation system for broker-dealers to trade unlisted securities with the market tiers OTCQX, OTCQB and OTC Pink (www.otcmarkets.com), has discontinued the display of quotes on http://www.otcmarkets.com for our security.

In order to get our quote unblocked and become again an OTCQB company, we need at least one market maker that will sponsor our security by submitting and filing a Form 211 and quote our securities on the OTC Link interdealer quotation system.

Since April 15, 2011, we have been in communication with several market makers in order to obtain such sponsorship. We have established a relationship with a potential market maker that has applied to FINRA for approval to make a market in our stock and we expect a response from FINRA in the near future. However, we can offer no assurance as to if or when it would occur.

FINRA has re-started to display quotes for our stock on the FINRA’s operated OTC Bulletin Board (OTCBB) immediately after the end of the trading suspension period.

ITEM 6. EXHIBITS

Exhibit No.	Document Description

31.1	CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2	CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 *	CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2 *	CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 101  Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

By: /s/ Steven Huynh
Steven Huynh
Chairman and CEO

In accordance with the requirements of the Securities Act of 1933, this report was signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Huynh	Chairman, President, CEO, Principal Executive Officer	November 18, 2011
/s/ Dimitrios Argyros	Principal Financial Officer and Principal Accounting Officer	November 18, 2011

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2	CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 *	CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2 *	CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 101  Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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